Form 10-K
period 2024-12-31
GEO GROUP INC
filed 2025-02-28
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 136,868,866 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 28, 2024 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2024 of $14.36 per share) was approximately $2.0 billion.

As of February 24, 2025, the registrant had 140,379,419 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

Auditor Firm Id: 248 Auditor Name: Grant Thornton LLP Auditor Location: Miami, Florida, United States of America

PART I

Item 1. Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2024, our worldwide operations included the management and/or ownership of approximately 79,000 beds at 99 secure and community-based facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our Electronic Monitoring and Supervision Services segment, which conducts its services in the U.S., consists of our electronic monitoring and supervision services. Our Reentry Services segment consists of various community-based and reentry services. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia and South Africa. Financial information about these segments for years 2024, 2023 and 2022 is contained in Note 14 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Retirement of Brian Evans as Chief Executive Officer

On December 11, 2024, Brian Evans, our former Chief Executive Officer, provided notice to the Company of his retirement effective December 31, 2024 (the “Separation Date”).

Mr. Evans and GEO entered into a Separation Agreement and General Release on December 13, 2024 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Evans will be entitled to receive the following in addition to accrued wages: (i) the payment of $85,834 per month commencing on the Separation Date and continuing through December 31, 2026; (ii) the payment of his annual performance award for the year ending December 31, 2024, which will be paid in 2025, at the same time and under the same terms as other GEO executives: (iii) the benefits described in Section 5 of his employment agreement for Mr. Evans and his covered dependents for a period of five years after the Separation Date; (iv) all of the Company’s interest in any automobile used by Mr. Evans pursuant to the our Executive Automobile Policy (the “Executive Automobile Policy”) and we shall pay the balance of any outstanding loan or lease on such automobile; (v) all outstanding unvested stock options and restricted stock granted to Mr. Evans prior to his retirement will fully vest immediately upon the Separation Date, provided, however that any restricted stock that is still subject to performance-based vesting shall vest when and to the extent the Compensation Committee certifies that the performance goals are actually met; and (vi) the payment of reasonable legal fees and costs incurred by Mr. Evans in connection with the Separation Agreement up to $25,000. The Separation Agreement also contains a mutual release, confidentiality and non-disparagement provisions.

Appointment of J. David Donahue as Chief Executive Officer

J. David Donahue was appointed Chief Executive Officer on December 16, 2024, effective January 1, 2025.

Mr. Donahue joined GEO as the Eastern Region Vice President in 2009 after a career in corrections with the States of Indiana and Kentucky as well as the Federal Bureau of Prisons. Mr. Donahue was promoted to Senior Vice President and President, GEO Corrections and Detention in January 2016 and served in that position until he retired in July 2020. Mr. Donahue served as a consultant to GEO from July 2020 through July 2023.

In connection with his appointment, Mr. Donahue and the Company entered into an Executive Employment Agreement (the “Employment Agreement”) on December 16, 2024 to provide that Mr. Donahue will be employed by the Company for a two-year term beginning January 1, 2025 (the “Effective Date”). The term of the Employment Agreement may be extended by mutual agreement of the parties on an annual basis subject to the termination provisions in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Donahue will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Donahue or the Company may terminate Mr. Donahue’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Donahue will be paid an annual base salary of $1,000,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Mr. Donahue will also be entitled to receive a target annual performance award of 100% of Mr. Donahue’s base salary and be entitled to receive an annual equity incentive award of restricted stock with a grant date fair value equal to at least 100% of Mr. Donahue’s base salary that shall vest upon the attainment of certain performance goals in accordance with the terms of our equity compensation plan.

The Employment Agreement provides that upon the separation of employment by Mr. Donahue for good reason, by the Company without cause or upon the death or disability of Mr. Donahue, he will be entitled to receive a separation payment equal to one (1) times the sum of his annual base salary. We will also continue to provide Mr. Donahue and any covered dependents with the Executive Benefits as defined in the Employment Agreement for a period of eighteen (18) months after the date of separation. In the event of Mr. Donahue’s death within such eighteen (18) month period, we will continue to provide the Executive Benefits to Mr. Donahue’s covered dependents, and, if applicable to Mr. Donahue’s estate. In addition, the Employment Agreement provides that upon such separation, GEO will transfer all of its interest in any automobile used by Mr. Donahue pursuant to the Executive Automobile Policy and pay the balance of any outstanding loans or leases on such automobile so that Mr. Donahue owns the automobile outright. In the event such automobile is leased, GEO will pay the residual cost of the lease. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Donahue prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met. Upon a separation of employment by GEO for cause or by Mr. Donahue without good reason, Mr. Donahue will be entitled to only the amount of compensation that is due through the effective date of the separation. Except that if Mr. Donahue’s separation from his employment is the result of his retirement in accordance with our then-current Senior Officer Retirement Plan (the “Retirement Plan”), all of the outstanding unvested stock options and restricted stock granted to Mr. Donahue prior to his retirement will fully vest immediately as of the date of his retirement; provided however, that any restricted stock that is still subject to performance-based vesting at the time of his retirement shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided that Mr. Donahue remains in full compliance with the restrictive covenants set forth in the Employment Agreement. The Employment Agreement also provides that termination of the Employment Agreement for any reason shall not affect Mr. Donahue’s rights under the then applicable Retirement Plan. Mr. Donahue began receiving the retirement benefits he was eligible for upon his retirement in July 2020 pursuant to the terms of the Retirement Plan. GEO will suspend the payment of retirement benefits while Mr. Donahue is employed as Chief Executive Officer. The Employment Agreement includes a non-competition covenant that runs through the three-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Contract Developments

On February 27, 2025, we announced that we have been awarded a 15-year, fixed price contract by ICE to provide support services for the establishment of a federal immigration processing center at our company-owned, 1000-bed Delaney Hall Facility in Newark, New Jersey. GEO’s support services include the exclusive use of the Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

In the first weeks of the new Administration, President Trump issued an Executive Order reversing the prior Administration's Executive Order that had directed the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately-operated criminal detention facilities.

In January of 2025, the United States District Court for the Central District of California lifted the long-standing intake restrictions at the Adelanto ICE Processing Center, which dated back to the early days of the COVID pandemic.

During the fourth quarter of 2024, contracts for our 1,940-bed Adelanto ICE Processing Center; 400-bed Mesa Verde ICE Processing Center; 750-bed Desert View Annex; and 700-bed Golden State Annex were renewed for five-year terms through December of 2029.

Idle Facilities

In our Secure Services segment, as of December 31, 2024, we are marketing 10,486 vacant beds with a net book value of approximately $260.6 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2024, we are marketing 1,189 vacant beds with a net book value of approximately $26.8 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2025 is estimated to be $33.0 million, including depreciation expense of $16.8 million. With the exception of a contract pending due diligence for one of our secure facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eleven idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2024 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2024, we would expect to receive annual incremental revenue of approximately $377 million and an increase in annual earnings per share of approximately $0.36 to $0.40 per share based on our average operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December 31, 2024. Approximately 96% of our 2024 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2024. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 24 of our U.S. Secure Services facilities and at one reentry services location.

Corporate Social Responsibility

In October 2024, we issued our sixth Human Rights and Environmental, Social and Governance (“ESG”) report. The Human Rights and ESG report builds on the important milestone we achieved in 2013 when our Board adopted a Global Human Rights Policy by providing disclosures related to how we inform our employees of our commitment to respecting human rights; the criteria we use to assess human rights performance; and our contract compliance program, remedies to shortcomings in human rights performance, and independent verification of our performance by third party organizations. The Human Rights and ESG report also addresses criteria, based on recognized ESG reporting standards, related to the development of our employees; our efforts to advance environmental sustainability in the construction and operation of our facilities; and our adherence to ethical governance practices throughout our company. The report covers the year ended December 31, 2023 with supporting data from 2021-2023 where possible. The report showcases, among other items, our company wide awareness and training programs, our commitment to a safe and humane environment for everyone in our care, employee diversity, addressing recidivism through our GEO Continuum of Care, our engagement efforts with our stakeholders, oversight and contract compliance, conservation measures and enhanced environmental sustainability efforts.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new secure facilities and the redesign and renovation of older facilities including facilities we own, lease or manage as well as facilities we do not own, lease or manage. Domestically and internationally, as of December 31, 2024, we have provided services for the design and construction of approximately 86 facilities and for the redesign, renovation and expansion of approximately 20 facilities.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 38 years, the State of California for 36 years, the State of Texas for approximately 37 years, various Australian state government entities for 33 years and the State of Florida for approximately 31 years. These customers accounted for approximately 77% of our consolidated revenues for the fiscal year ended December 31, 2024.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues were approximately $2.4 billion in 2024. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $208.9 million of revenues, representing approximately 9% of our consolidated revenues for the year ended December 31, 2024. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services.

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

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to our U.S. and international secure services facilities and our reentry services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2024:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, five year	Owned
Aurora/CE Processing Center Aurora, CO (2)	1,532	ICE / USMS	Federal Detention	All Levels	October 2021	1 year	Four, one-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA (2)	700	ICE / USMS	Federal Detention	Medium	December 2019/October 2023	5 years/1 month	Two, Five-year/one-year	Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State Correctional	Minimum	October 2022	5 years	One, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM (3)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	February 2008	10 years	One, five-year plus one, two-year, plus one, three- year	Managed
Lea County Correctional Facility Hobbs, NM (2)	1,200	NMCD - IGA	Local/State Correctional	Medium	January 1999	Perpetual	None	Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five-year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Four, One-year plus five-year	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2022	5 Years	None	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	One, two-year, plus six-month, plus three-month, plus one fifteen-month, plus one twenty-five month, plus one twenty-three month	Leased

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX (5)	1,732	Idle						Owned
Flightline Correctional Facility, TX (5)	1,800	Idle						Owned
Brooks County Detention Center, TX (2)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center, TX (2)	1,176	USMS/Hidalgo County	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX	661	USMS - IGA	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (2)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK (5)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Joe Corley Processing Center Conroe, TX (2)	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None /Five-year, plus one, four and one half month extension, plus one, six-month extension, plus two, two-month extensions, plus one, four-month extension	Owned
Karnes County Detention Facility Karnes City, TX (2)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Immigration Processing Center, TX (2)	1,328	ICE - IGA	Federal Detention	All Levels	September 2024	5 years	None	Owned
Kinney County Detention Center, TX (2)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Lawton Correctional Facility Lawton, OK	2,682	OK DOC	State Correctional	Medium	July 2023	1 Year	None	Owned
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (2)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (2)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	September 2021	1 year	Four, One-year	Owned
Central Louisiana ICE Processing Center Jena, LA (2)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
D. Ray James Correctional Facility Folkston, GA	1,900	Idle						Owned
Folkston ICE Processing Center (2) Folkston, GA	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year, plus one, two-month, plus one, five-year	Owned
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days, plus one-year, plus five-year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Moshannon Valley Correctional Facility Philipsburg, PA	1,876	ICE-IGA	Federal Correctional	Medium	September 2021	5 year	None	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	July 2021	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	One year, one month and 20 days, Nine year Seven month 14 days, plus one ninety-day, plus one nine-month, Three, five-year	Managed
North Lake Correctional Facility Baldwin, MI	1,800	Idle						Owned
Pine Prairie ICE Processing Center, LA (2)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-months	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA (5)	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,450	Idle						Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DOC	State Correctional	Medium/Close	July 2009	3 years	Four, Two-year, plus one six-month, plus two, two-year	Managed
South Louisiana ICE Processing Center, LA (2)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month, plus fifty nine-months	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	Nineteen years, Four months	Managed
Junee Correctional Centre New South Wales, Australia	1,279	NSW	State Prison	Minimum/Medium	March 2014	5 years	One, six-year	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Reentry Services:
ADAPPT, PA	64	PA DOC	Community Corrections	Community	May 2024	1 year	Four, One-year	Owned
Alabama Therapeutic Education Facility, AL	722	AL DOC	Community Corrections	Community	December 2021	2 years	Three, one-year	Owned
Arapahoe County Residential Center, CO	202	Arapahoe County	Community Corrections	Community	July 2024	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2020	2 years	Three, One-year	Owned
Bronx Community reentry Center Bronx, NY	172	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/WYDOC	Community Corrections	Community	January 2022/July 2020	1 year/2 years	Four, one-year/One, two-year, plus one, one-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	142	PA DOC	Community Corrections	Community	May 2024	1 year	Four years, nine months	Owned
Cheyenne Mountain Recovery Center, CO	750	Idle						Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	4th Judicial District	Community Corrections	Community	July 2024	1 year	Four, One-year	Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2021	1 year	Four, One-year	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/November 2024	1 year/1 year	One year, 8 months	Owned
Delaney Hall, NJ	1,200	Idle						Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year	Leased
Grossman Center Leavenworth, KS	136	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2021	1 year	Four, One-year	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	July 2024	4 years, 8 months,	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2023	1 year	Four, One-year	Leased
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	December 2020	1 year	Nine, One-year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	November 2024	1 year	Four, One-year	Owned
New Mexico Mens Recovery Academy, NM	124	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
Northstar Center Fairbanks, AK	120	AK DOC	Community Corrections	Community	July 2022	1 year	Three, One-year	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One-year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	November 2024	1 year	Three, One-year	Owned
Philadelphia Residential Reentry Center	400	Idle
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2024	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	February 2019	1 year	Four, One-year	Leased
Seaside Center Nome, AK	60	AK DOC	Community Corrections	Community	June 2019	1 year	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2020	2 years	Three One-year	Owned
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	July 2022	2 years	None	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2021/July 2022	1 year/3 years	Four, One-year/Two, One-year	Owned
Tampa Residential Reentry Center Tampa, FL	118	BOP	Community Corrections	Community	September 2021	1 year	Four, One-year	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	June 2019	1 year	Four, one-year, plus two, three month extensions, plus two, one-month extensions.	Owned

Abraxas Academy Morgantown, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas I Marienville, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas Ohio Shelby, OH	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Hector Garza Center San Antonio, TX	139	Idle						Owned
Southern Peaks Regional Treatment Center Canon City, CO	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southwood Interventions Chicago, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Woodridge Interventions Woodridge, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2024:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract	Base period	Renewal options	Manage only/ lease
Colorado (4)	2	State, County, Local	Various, 2021 – 2024	1 year	Varies	Lease
California	35	State, County	Various, 2018 – 2024	3 years	One, One-year or Two One-Year	Lease or Manage only
New Jersey	5	State, County	2021	4 years	One, One-year	Lease
Pennsylvania	6	State, County	Various, 2018 – 2025	3 to 5 years	Varies	Lease
Illinois	10	State, County	2018-2025	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2023	1 year	Four, One-year	Lease
Louisiana	7	State	2024	3 years	None	Lease
Tennessee	21	State	2020	5 years	Five, One-year	Lease
Idaho	7	State	2023	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2020	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2024, 48 of our facility management contracts representing approximately 25,000 beds are scheduled to expire on or before

December 31, 2025, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 30% of our consolidated revenues for the year ended December 31, 2024. We undertake substantial efforts to renew our facility management contracts. We cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2024, 18 of our facility management contracts, as well as certain other management contracts, may be subject to competitive re-bid in 2025. These contracts in the aggregate represented approximately 21% and approximately $498 million of our 2024 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2025	18	10,631
2026	16	11,329
2027	13	5,578
2028	13	8,123
2029	16	2,332
Thereafter	17	14,218
Total	93	52,211

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

At December 31, 2024, we had approximately 16,500 full-time employees. Of our full-time employees, approximately 400 were employed at our corporate headquarters and regional offices and approximately 16,100 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.

At December 31, 2024, approximately 7,600 and 1,700 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. GEO welcomes the participation of labor unions in our facilities and respects the rights of individual employees to choose whether or not to join labor organizations. We actively participate in the collective bargaining process, negotiate in good faith and maintain excellent working relationships with each of the unions representing our employees. As a result, over the years, GEO has not experienced any significant or major labor actions, such as strikes or work stoppages.

Training

GEO has a robust training program for staff at all levels of the organization. Our training of managerial, administrative, and security staff is based on the standards set by the American Correctional Association. Training includes classroom learning, practical exercises, course examinations, and on-the-job training. GEO’s corporate policy also mandates that every new employee receive orientation training prior to undertaking any assignments.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as the option of procuring insurance policies for its excess liability, directors’ and officers’ excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic and Supervision Services through commercial and captive policies.. We have a professional liability insurance program with a specific loss limit of $45.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.3 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of our facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize locally-procured insurance to meet contractual insurance requirements and protect us.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $56.9 million and $65.6 million as of December 31, 2024 and 2023, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2024, 2023 and 2022 consisted of the operations of our wholly-owned Australian subsidiary and South African Custodial Management Pty. Limited which we refer to as SACM and our consolidated joint venture in South Africa, which we refer to as SACS. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. We also provide secure transportation services through our joint venture GEOAmey. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-14 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2024	2023	2022
Various agencies of the U.S. Federal Government:	62%	63%	64%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2024	2023
Various agencies of the U.S Federal Government:	64%	54%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, our ISAP contract accounted for 10%, 14% and 17% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

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
•
The covenants in the indentures governing our outstanding Secured and Unsecured Notes and our Credit Agreement impose significant operating and financial restrictions.
•
Servicing our indebtedness will require a significant amount of cash.
•
An increase in interest rates would adversely affect cash flows.
•
We depend on distributions from our subsidiaries to make payments on our indebtedness.
•
We may not be able to satisfy our repurchase obligations in the event of a change of control.
•
The Unsecured Notes and the guarantees on the Unsecured Notes will be effectively subordinated to our and the guarantors' senior secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the Unsecured Notes
•
The value of collateral may not be sufficient to satisfy our obligations under the Secured Notes.

Risks Related to Our Business and Services

•
The loss of, or a significant decrease in revenues from, our limited number of customers could seriously harm our financial condition and results of operations.
•
Efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition.
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
•
The failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business.

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
•
Expectations about the growth in the utilization of detention beds by the federal government may not be realized, which may adversely impact our stock price.
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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2024 and 2023 was approximately $1.7 billion and $1.8 billion, respectively, excluding finance lease obligations of $0.6 million and $1.3 million, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had $62.9 million and $75.8 million, respectively, outstanding in letters of credit and $110.0 million and zero, respectively, in borrowings outstanding under our revolver. As of December 31, 2024, we had the ability to borrow $137.1 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2024, we also had approximately AUD53 million (or approximately $33 million based on exchange rates at December 31, 2024) in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall facility.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. The term loan and revolving credit commitments under our credit agreement mature in April 2029. Our 8.625% senior secured notes due 2029 (“Secured Notes” or “8.625% Secured Notes Due 2029”) and our 10.250% senior notes due 2031 (“Unsecured Notes” or “10.250% Unsecured Notes due 2031”) mature in April 2029 and April 2031, respectively. Beginning in 2019, several financial institutions announced that they would not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Although we successfully closed on a debt restructuring transaction that resulted in entering into a new credit agreement and the issuance of the Secured Notes and the Unsecured Notes, financial institutions may be unwilling to engage with us in the future and this may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our credit agreement, and the indentures governing our Secured Notes and Unsecured Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $125 to $145 million on capital expenditures in 2025. Included in these projects are planned expenditures to deliver expanded detention capacity, secure transportation and electronic monitoring services to ICE. Of these projects, we estimate that approximately $40 to $45 million are related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2025, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2025 could materially increase. As of December 31, 2024, we had the ability to borrow $137.1 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. In addition, we have the ability to increase the senior credit facility by an additional $450 million, subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the Secured Notes, Unsecured Notes and our credit agreement restricts our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2024, we had the ability to borrow an additional $137.1 million under the revolver portion of our credit agreement after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. Also, we may refinance all or a portion of our indebtedness, including borrowings under our credit agreement, the Secured Notes and the Unsecured Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

The covenants in the indentures governing the Secured Notes and the Unsecured Notes and the covenants in our Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indentures governing the Secured Notes and the Unsecured Notes and our Credit Agreement impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

•
sell assets;
•
make certain restricted payments;
•
incur additional indebtedness or issue preferred stock ;
•
create liens;
•
create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;
•
enter into mergers, consolidations or sales of substantially all of our assets;
•
enter into transactions with affiliates;
•
designate restricted and unrestricted subsidiaries;
•
enter into sale and leaseback transactions; and
•
engage in business, except as otherwise permitted.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum total leverage ratio, a maximum first lien coverage ratio, a minimum interest coverage ratio and a cap on the amount of unrestricted cash that our foreign subsidiaries may hold as of the last day of any fiscal quarter. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Credit Agreement, the Secured Notes and the Unsecured Note, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Credit Agreement or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the Secured Notes and the Unsecured Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Credit Agreement, and holders of the Secured Notes and the Unsecured Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Credit Agreement. If the amounts outstanding under the Credit Agreement or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the Secured Notes the Unsecured Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, an increase in interest rates would adversely affect cash flows.

Borrowings under our Credit Agreement bear interest at a variable rate using a spread over SOFR. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Credit Agreement. As of December 31, 2024, we had $430.8 million of indebtedness outstanding under our Credit Agreement, and a one percent increase in the interest rate applicable to our Credit Agreement would increase our annual interest expense by approximately $4 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2024, our subsidiaries accounted for 54.9% of our consolidated revenues, and as of December 31, 2024, our subsidiaries accounted for 90.9% of our total assets.

We may not be able to satisfy our repurchase obligations in the event of a change of control or fundamental change because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control as specified in the indentures governing the terms of our Secured Notes and Unsecured Notes, each holder of the Secured Notes and Unsecured Notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The terms of the Credit Agreement limit our ability to repurchase the notes in the event of a change of control. In addition, the terms of each of the indentures governing the Secured Notes and the Unsecured Notes will limit our ability to repurchase the other series of notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Credit Agreement, the indentures governing the Secured Notes and the Unsecured Notes or other indebtedness that may be incurred in the future will not allow the required repurchase of the Secured Notes and the Unsecured Notes upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations. Our failure to purchase any of the Secured Notes and Unsecured Notes would be a default under the indenture governing such notes, which in turn would trigger a default under the Credit Agreement and the indenture governing the other series of notes.

The Unsecured Notes and the guarantees on the Unsecured Notes (the "Unsecured Note Guarantees") will be effectively subordinated to our and the guarantors’ senior secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the Unsecured Notes.

The Unsecured Notes and the Unsecured Note Guarantees will be senior, unsecured obligations of GEO and the guarantors, respectively, and will rank (i) equal in right of payment with all of our and the guarantors’ existing and future senior, unsecured indebtedness and the related guarantees, (ii) effectively junior in right of payment to all of our and the guarantors’ existing and future secured indebtedness, including our obligations under the Credit Agreement and the related guarantees, and the Secured Notes and the guarantees on the Secured Notes, to the extent of the value of the assets securing such indebtedness, (iii) senior in right of payment to any of our and the guarantors’ future subordinated indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of any of our subsidiaries that do not guarantee the Unsecured Notes.

In the event we or the guarantors become the subject of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, our assets and the assets of the guarantors securing indebtedness could not be used to pay holders of the Unsecured Notes until after all secured claims against us and the guarantors have been fully paid.

The value of the collateral may not be sufficient to satisfy our obligations under the Secured Notes.

The Secured Notes are secured by a first-priority lien on the collateral, which collateral also secures our obligations under the Credit Agreement and other first lien debt permitted under the Credit Agreement and the indenture governing the Secured Notes (referred to herein as other “Additional Pari Passu Obligations”), and there may not be sufficient collateral to pay the Secured Notes and the Additional Pari Passu Obligations. The rights of the holders of the Secured Notes to the collateral may be diluted by any increase in debt secured by the collateral or a reduction in the collateral. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any guarantor, the collateral securing the other Additional Pari Passu Obligations and the Secured Notes must be used to pay the other Additional Pari Passu Obligations and the Secured Notes ratably as set forth in the First Lien Intercreditor Agreement. We may incur Additional Pari

Passu Obligations in the future. Any Additional Pari Passu Obligations incurred in the future will adversely affect the relative position of the holders of the Secured Notes with respect to the collateral securing such Secured Notes.

No appraisals of any collateral were prepared in connection with the offering of the Secured Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. The value of the collateral securing the Secured Notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition and other future events or trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing the Secured Notes will be sufficient to pay our obligations under the Secured Notes, in full or at all, while also paying the Additional Pari Passu Obligations.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any guarantor, all proceeds from the collateral will be applied first to repay the obligations in respect of the Secured Notes and any Additional Pari Passu Obligations. No assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the Secured Notes, in full or at all, while also paying the Additional Pari Passu Obligations. Additionally, with respect to some of the collateral, the Secured Notes collateral agent’s security interest and ability to foreclose will be limited by the need to meet certain requirements, such as obtaining third-party consents and making additional filings.

Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the Secured Notes. Any claim for the difference between the amount, if any, realized by holders of the Secured Notes from the sale of the collateral securing the Secured Notes and the obligations under the Secured Notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

Risks Related to Our Business and Services

We partner with a limited number of governmental customers who account for a significant portion of our revenues. The loss of, or a significant decrease in revenues from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 61.8% and 62.2% of our total consolidated revenues for the year ended December 31, 2024 and 2023, respectively, through multiple individual contracts, with the BOP accounting for 3.1% and 2.9% of our total consolidated revenues for 2024 and 2023, respectively, ICE accounting for 41.5% and 42.7% of our total consolidated revenues for 2024 and 2023, respectively, and the U.S. Marshals Service accounting for 17.2% and 16.7% of our total consolidated revenues for 2024 and 2023, respectively. However, no individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2024 and 2023 except for our ISAP contract that accounted for approximately 10% and 14% of our consolidated revenues, respectively. Our ISAP contract may be subject to competitive re-bid in 2025.

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

The loss of, or a significant decrease in, our current contracts with ICE, the U.S. Marshals Service or any other significant customers could seriously harm our financial condition and results of operations. We expect these federal and state agencies and a relatively small group of other governmental customers to continue to account for a significant percentage of our revenues.

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

Efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition.

Any reductions in government spending in an effort to reduce the U.S. federal deficit could result in a reduction in the utilization of our services or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our liquidity, results of operations and financial condition.

Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on November 12, 2024, President Trump announced a planned advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for and delay or eliminate the ability for additional contracting or increased bed capacity.

State budgetary constraints may have a material adverse impact on us.

Long-running pressure on state budgets had eased in prior years amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. GEO has numerous state clients across the country. If state budgetary conditions deteriorate, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our U.S. Secure Services segment, as of December 31, 2024, we were marketing 10,486 vacant beds with a net book value of approximately $260.6 million at seven of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2024, we were marketing 1,189 vacant beds with a net book value of approximately $26.8 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2025 is estimated to be $33.0 million, including depreciation expense of $16.8 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2024, 18 of our facility management contracts, as well as certain of our other management contracts, may be subject to competitive re-bid in 2025. These contracts in the aggregate represented 21% and approximately $498 million of our 2024 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew Department of Justice contracts with privately operated criminal detention facilities. While this Executive Order has been revoked, a future administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Secured Notes, Unsecured Notes and the Credit Agreement, in a timely manner. In addition, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2025. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the Secured Notes, Unsecured Notes and the Credit Agreement. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

For the years ended December 31, 2024 and 2023, our international operations accounted for approximately 9% and 8%, respectively, of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

We are often required to post performance bonds issued by a surety company as a condition to bidding on or being awarded a facility development contract. Availability and pricing of these surety commitments is subject to general market and industry conditions, among other factors. If we are unable to effectively pass along surety costs to our customers, any increase in surety costs could adversely affect our operating results. In addition, we may not continue to have access to surety credit or be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our Credit Agreement, which would entail higher costs even if such borrowing capacity was available when desired, and our ability to bid for or obtain new contracts could be impaired.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Executive Chairman, J. David Donahue, our Chief Executive Officer, Mark J. Suchinski, our Chief Financial Officer, Wayne Calabrese, our

President and Chief Operating Officer, Paul Laird, our Senior Vice President and President, Secure Services, Matthew Albence, our Senior Vice President, Client Relations and also our other executive officers. The unexpected loss of Dr. Zoley, Mr. Donahue, Mr. Suchinski or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2024, approximately 57% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 17% of our employees were set to expire in less than one year. While approximately 57% of our workforce is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

The failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business, financial position, results of operations, cash flows and reputation.

We are subject to complex and evolving U.S. federal and state privacy laws and regulations, which sometimes conflict among the various jurisdictions where we do business. For example, we are subject to HIPAA, which requires us to protect the privacy and security of individually identifiable health information, known as “protected health information” and recognize individual rights related to understanding and controlling how health information is used or disclosed. Various states have passed laws pertaining to the processing of personal data that require companies, including us, to provide new disclosures and options to such persons about data collection, use and sharing practices. Some of these laws are already in effect, while others will go into effect during 2025. HIPAA and state laws require us to report data breaches to affected individuals, government regulators, and in certain cases involving large breaches, the media. Further, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. We are also subject to increasing legal requirements with respect to the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices) and biometric information. These legal requirements are rapidly changing and are subject to uncertain application, interpretation and enforcement standards. Our current or future use of artificial intelligence or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems and the potential inadvertent or unauthorized release of confidential or protected health information resulting from the use (whether or not authorized) of artificial intelligence or machine learning tools by our employees, contractors, agents, representatives or affiliates. In addition, the artificial intelligence tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.

The increasingly complex, restrictive and rapidly evolving regulatory environment at the federal and state level related to data privacy and data protection, including with respect to protected health information and the use of artificial intelligence, may require significant continued effort and cost, changes to our business and data processing practices and impact our ability to obtain and use data. These laws provide for civil penalties for violations, and some confer a private right-of-action to certain individuals for data breaches. Federal and state regulatory bodies, including the Federal Trade Commission and the California Privacy Protection Agency are engaging in enforcement investigations and actions with respect to privacy and data protection. There is no assurance that our security controls, training of employees on data privacy and data security, and policies, procedures and practices will prevent the improper use or disclosure of personal data. Our inability to adapt or comply with such legal requirements, or the improper use or disclosure of personal data in violation of data privacy laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions, or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2024, we had $882.6 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, and the political and regulatory environment. For example, our stock price has experienced volatility and periods of a significant decline over the course of the last several years. A future decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

During the fourth quarter of 2021, we received an unfavorable jury verdict and combined $23.2 million judgments in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et al. v. GEO Group, in U.S. District Court for the Western District of Washington, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. On January 16, 2025, the Ninth Circuit Court of Appeals issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing. On February 12, 2025, the United States Department of Justice filed a Motion for 30-day extension of time to file an Amicus Brief supporting GEO’s Petition for Rehearing En Banc.

While we strongly disagree with the verdict and judgments in these two cases and have filed a Petition for Rehearing En Banc, we cannot make any assurances that we will prevail on appeal. At this time, GEO has not recorded an accrual relating to these two cases because a loss, following the appeals process, is not considered probable. If we are required to record an accrual with regard to these cases or other similar cases, that may have a material adverse effect on our business, financial condition or results of operations.

A New Mexico non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, we received a notice of audit findings disallowing deductions that were previously claimed by us that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. We appealed the administrative ruling. In February 2024, we received notice that the New Mexico Court of Appeals had ruled against our appeal. We appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied our Petition for Writ of Certiorari. We had established an estimated liability (inclusive of both the audit period and the post-audit period) based on our estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, we made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, we were accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, we recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024. The managed audit is ongoing at this time.

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

The consideration of ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. In October 2024, we issued our sixth Human Rights and ESG report. The publication of our sixth annual Human Rights and ESG report highlights our continued commitment to respecting the human rights and improving the lives of those entrusted to our care. This important report includes enhanced disclosures related to our Board oversight of human rights and ESG matters, employee diversity and training programs, corporate governance, and environmental sustainability, including updated metrics and statistics for the calendar year 2023, in accordance with the new Universal Standards of the Global Reporting Initiative (GRI). Our sixth annual ESG report also reinforces our commitment to providing enhanced rehabilitation and post-release support services through our award-winning GEO Continuum of Care® (CoC) program. Additionally, the Company undertook a Human Rights Risk Assessment and Due Diligence process. This process focused on identifying salient human rights and included interviews with and feedback from a diverse group of internal and external GEO stakeholders. The results of this due diligence process have been incorporated into the sixth annual Human Rights and ESG report. We also publish an annual Political Activity and Lobbying Report providing information on political contributions and our lobbying activities, including disclosure relating to political contributions at the corporate and GEO Political Action Committee level, contributions by recipient category of federal candidates, parties and committees and state/local candidates, parties and committees, amounts paid for lobbying activities and information relating to memberships in trade and membership associations, chambers of commerce and other groups where the annual membership fee is in excess of $25,000.

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

Expectations about growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price.

We currently expect demand from the federal government for our correctional and detention facilities to increase under the new presidential administration, particularly from ICE, as a result of anticipated changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which could result in substantial expenses before we are able to realize additional revenue. If the demand from the federal government for our correctional and detention facilities is not realized or does not increase to levels generally expected in the marketplace, our stock price could decline.

Future sales or issuances of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales or issuances of shares of our common stock, or the perception that such sales or issuances could occur, could adversely affect the price for our common stock. As of December 31, 2024, there were 225,000,000 shares of common stock authorized under our Articles of Incorporation, of which 140,181,318 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to our equity incentive plan and our employee stock purchase plan.

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

We are not restricted from issuing additional shares of our common stock or other instruments exchangeable or convertible into our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. If we issue more of our common stock or additional instruments exchangeable or convertible into or exercisable for our common stock, it may materially and adversely affect the price of our common stock. An offering or issuance of shares of our common stock may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of such shares of common stock and the receipt of the expected net proceeds. The actual amount of dilution from any offering of our equity securities cannot be determined at this time. The market price of our common stock or other such instruments could decline as a result of sales of a large number of shares of our common stock in the market pursuant to an offering, or otherwise, or as a result of the perception or expectation that such sales or issuances could occur.

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

Shareholder activism, which could take many forms and arise in a variety of situations, has experienced an increase in prior years among publicly traded companies. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially hindering the Company’s ability to execute its strategic plan and negatively affecting the trading value of our common stock. Additionally, shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company may in the future be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

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

Item 3. Legal Proceedings

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its current and former officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally alleged breaches of fiduciary duties premised on alleged materially false and misleading statements and/or omissions related to pending litigation, as alleged in the shareholder class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed by Anning Fang, a purported stockholder, in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State-Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed by Rui Zhang, a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company, the State-Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed by Gerardo Maldonado Jr., a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants.

The state-court Fang complaint alleged breach of fiduciary duty and unjust enrichment claims against the State-Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The Zhang and Maldonado federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, asserted claims for unjust enrichment and waste of corporate assets, and also alleged that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act.

Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On September 6, 2024, the Zhang court entered an Order Approving Final Settlement and Final Judgment. The approval of the settlement by the Zhang court released all of the claims asserted in the Fang and Maldonado complaints as well. Thus, the Fang parties and the Maldonado parties agreed to dismissals with prejudice of those respective derivative actions. On November 7, 2024, following a Joint Stipulation of Dismissal with Prejudice, the Fang court entered a Final Order of Dismissal with Prejudice. Similarly, on November 21, 2024, following a Stipulation and Proposed Order Voluntarily Dismissing Action, the Maldonado court entered an Order Closing Case and Dismissing with Prejudice.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeal. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit Court of Appeals issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit Court of Appeals was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit Court of Appeals’ decision. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor et al. v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 mil was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit Court of Appeals issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing. On February 12, 2025, the United States Department of Justice filed a Motion for 30-day extension of time to file an Amicus Brief supporting GEO’s Petition for Rehearing En Banc.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court is scheduled to hear arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025.

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

Other Assessment

A New Mexico non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024. The managed audit is ongoing at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 24, 2025, we had 510 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

In connection with terminating GEO's REIT status in 2021, the Board also voted unanimously to discontinue our quarterly dividend payments and prioritize allocating GEO's free cash flow to reduce debt. While we do not currently anticipate paying cash dividends, once we achieve our stated debt and leverage reduction goals, we expect to explore options to return capital to our shareholders, which may include the payment of dividends. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the S&P 500 Commercial Services and Supplies Index, and the MSCI U.S. REIT Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2024)

	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services & Supplies	MSCI U.S. REIT Index
December 31, 2019	$100.00	$100.00	$100.00	$100.00
December 31, 2020	$51.80	$118.36	$121.96	$88.89
December 31, 2021	$46.66	$134.57	$157.44	$123.35
December 31, 2022	$65.92	$105.56	$140.80	$89.63
December 31, 2023	$65.20	$121.49	$167.73	$97.67
December 31, 2024	$168.45	$133.52	$195.97	$102.15

Assumes $100 invested on December 31, 2019 in our common stock and the respective Index.

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and are incorporated herein by reference.

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

As of December 31, 2024, our worldwide operations included the management and/or ownership of approximately 79,000 beds at 99 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing individuals in a community-based environment on behalf of federal, state and local correctional agencies located throughout the country.

For each of the years ended December 31, 2024 and 2023, we had consolidated revenues of $2.4 billion and we maintained an average company-wide facility occupancy rate of 87.2% including 67,604 active beds and excluding 11,675 idle beds for the year ended December 31, 2024, and 85.8% including 69,834 active beds and excluding 11,421 idle beds for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 1 – Summary of Business Organization, Operations and Significant Accounting Policies of the notes to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset Impairments

The following table summarizes our idled facilities as of December 31, 2024 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	December 31, 2024	December 31, 2024	December 31, 2024
D. Ray James Correctional Facility	2021	1,900	-	48,079	-	48,079
Northlake Correctional Facility	2022	1,800	-	71,883	-	71,883
Rivers Correctional Facility	2021	1,450	-	34,608	-	34,608
Big Spring Correctional Facility	2021	1,732	-	27,471	-	27,471
Flightline Correctional Facility	2021	1,800	-	31,915	-	31,915
McFarland Female Community Reentry Facility	2020	-	300	-	9,848	9,848
Cheyenne Mountain Recovery Center [1]	2020	750	-	16,772	-	16,772
Hector Garza Center	2020	-	139	-	4,188	4,188
Delaney Hall [3]	2023	1,054	-	29,890	-	29,890
Philadelphia Residential [2]	2024	-	400	-	6,716	6,716
Coleman Hall [2]	2017	-	350	-	6,080	6,080
Total		10,486	1,189	$260,618	$26,832	$287,450

[1] This facility is under a contract that is yet to be activated.

[2] We had entered into a purchase and sale agreement in the second quarter of 2024 for these facilities that was less than the net carrying values. As such, we recorded a total impairment loss for both facilities of approximately $2.3 million during the second quarter of 2024 which is included in (loss) gain on asset divestitures/impairment in the accompanying consolidated statements of operations. The purchase and sale agreement was later rescinded. There was no indication of impairment related to our idle facilities during the years ended December 31, 2023 or 2022.

[3] On February 27, 2025, we announced that we have been awarded a 15-year ICE contract for this facility.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. Our probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We perform the impairment analysis on an annual basis for each of the idle facilities, or more frequently if needed, and take into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and have determined that no current impairment exists. We also received valuations from a third party on certain facilities. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the undiscounted cash flows in our analysis as of December 31, 2024, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance our risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as the option of procuring insurance policies for its excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic Monitoring and Supervision Services through commercial and captive policies. We have a professional liability insurance program with a specific loss limit of $45.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5.0 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.3 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of our facilities to full replacement value.

With respect to operations in South Africa and Australia, we utilize locally-procured insurance to meet contractual insurance requirements and protect us.

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $56.9 million and $65.6 million as of December 31, 2024 and 2023, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Goodwill and Other Intangible Assets, Net

Goodwill

We have recorded goodwill as a result of our business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Our goodwill is not amortized and is tested for impairment annually on the first day of the fourth quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill that is significant. The reporting units are the same as the reportable segments for U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services.

On the annual measurement date of October 1, 2024, management elected to qualitatively assess our goodwill for impairment for our Electronic Monitoring and Supervision Services reporting unit. Under provisions of the qualitative analysis, when testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. We will also perform a quantitative test if it has been several years since the last one. The qualitative factors used by management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessment, management determined that, as of October 1, 2024, it was more likely than not that the fair value of the Electronic Monitoring and Supervision Services reporting unit exceeded its carrying values. We performed quantitative analyses for our U.S. Secure Services and Reentry Services reporting units using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. For U.S. Secure Services and Reentry Services reporting units, a discount rate of 13.5% and 12.0%, respectively, was utilized to adjust the cash flow forecasts based on our estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from our long-term planning process. We also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the U.S. Secure Services and Reentry Services reporting units that were assessed quantitatively, management determined that the fair values exceeded their carrying values by a significant amount. A significant change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. Goodwill recorded at our International Services reporting unit is not significant. No impairment charges were recorded for the years ended December 31, 2024, 2023 or 2022.

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

Recent Accounting Pronouncements

The following accounting standard was adopted in the current period:

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have enhanced our segment disclosures to include the presentation of significant expenses by segment and the disclosure of our CODM. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations. Refer to Note 14 - Business Segments and Geographic Information of the notes to the audited consolidated financial statements contained Part II, Item 8 of this Annual Report on Form 10-K.

The following accounting standards will be adopted in future periods:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures with no impacts to our financial condition and results of operations.

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

2024 versus 2023

Revenues

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,604,386	66.2%	$1,518,292	62.9%	$86,094	5.7%
Electronic Monitoring and Supervision Services	332,826	13.7%	425,879	17.6%	(93,053)	(21.8)%
Reentry Services	277,566	11.5%	275,102	11.4%	2,464	0.9%
International Services	208,924	8.6%	193,894	8.0%	15,030	7.8%
Total	$2,423,702	100.0%	$2,413,167	100.0%	$10,535	0.4%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $86.1 million in 2024 compared to 2023 due to aggregate increases of $15.8 million primarily due to the activation of new transportation contracts as well as our lease with the Oklahoma Department of Corrections for our company-owned Great Plains Correctional Facility which commenced on May 1, 2023. In addition, we experienced aggregate net increases in rates and/or per diem amounts in connection with contract modifications, transportation services and increased occupancies of $82.0 million. Partially offsetting these increases were decreases of approximately $11.7 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections.

The number of compensated mandays in U.S. Secure Services facilities was approximately 16.6 million in 2024 and 16.8 million in 2023. We experienced an aggregate net decrease of approximately 200,000 mandays as a result of contract terminations, partially offset by contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 86.6% and 86.2% of capacity in 2024 and 2023, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $93.1 million in 2024 compared to 2023 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $2.5 million in 2024 compared to 2023 primarily due to increases of $4.5 million due to new day reporting center contracts. We also experienced a net aggregate increase of $12.1 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. Partially offsetting these increases were decreases of $14.1 million due to contract terminations.

International Services

Revenues for International Services increased by $15.0 million in 2024 compared to 2023 primarily due to a net increase of $27.0 million due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $12.0 million.

Operating Expenses

	2024	% of Segment Revenues	2023	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,215,784	75.8%	$1,169,386	77.0%	$46,398	4.0%
Electronic Monitoring and Supervision Services	160,948	48.4%	184,923	43.4%	(23,975)	(13.0)%
Reentry Services	205,650	74.1%	209,779	76.3%	(4,129)	(2.0)%
International Services	192,097	91.9%	180,140	92.9%	11,957	6.6%
Total	$1,774,479		$1,744,228		$30,251	1.7%

Operating expenses consist of those expenses incurred in the operation and management of our U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services segments.

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $46.4 million in 2024 compared to 2023 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and the variable costs associated with those services of $56.2 million. We also experienced an increase of $7.8 million primarily related to new transportation contracts. Partially offsetting these increases were decreases of approximately $11.3 million related to the transition of operations at the state-owned 1,536-bed Lawrenceville Correctional Center in Virginia to the Virginia Department of Corrections. We also experienced a favorable adjustment for penalties and interest upon entering into a managed audit program with the state of New Mexico taxing authorities of approximately $6.3 million. Refer to Note 16 - Commitments, Contingencies and Other Matters of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased by $24.0 million in 2024 compared to 2023 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $4.1 million during 2024 compared to 2023 primarily due to decreases of $9.8 million due to contract terminations. This decrease was partially offset by an aggregate net increase of $2.5 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs as well as an increase of $3.2 million due to the new day reporting center contracts.

International Services

Operating expenses for International Services increased by $12.0 million in 2024 compared to 2023 primarily due to a net increase of approximately $9.9 million primarily due to expenses associated with increased populations and our new health care contract in Australia. We also experienced an increase related to foreign exchange rate fluctuations of $2.1 million.

Depreciation and Amortization

	2024	% of Segment Revenue	2023	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$85,685	5.3%	$78,917	5.2%	$6,768	8.6%
Electronic Monitoring and Supervision Services	24,523	7.4%	28,053	6.6%	(3,530)	(12.6)%
Reentry Services	13,619	4.9%	16,588	6.0%	(2,969)	(17.9)%
International Services	2,393	1.1%	2,226	1.1%	167	7.5%
Total	$126,220	5.2%	$125,784	5.2%	$436	0.3%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in 2024 compared to 2023 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense decreased in 2024 compared to 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as the closing of certain ISAP locations.

Reentry Services

Reentry Services depreciation and amortization expense decreased in 2024 compared to 2023 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense increased slightly in 2024 compared to 2023 primarily due to foreign exchange rate fluctuations.

Other Unallocated Operating Expenses

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$213,028	8.8%	$190,766	7.9%	$22,262	11.7%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $22.3 million in 2024 compared to 2023 primarily due to increases in certain transaction fees related to our private exchange transactions involving our convertible notes of $3.6 million, employee restructuring expenses of $2.1 million, stock-based compensation of $3.0 million and certain compensation adjustment decreases during 2023 of $4.1 million, with the remaining increase due to increases in employee benefits and related insurance, professional fees, consulting and other administrative expenses.

Non-Operating Income and Expense

Interest Income and Interest Expense

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$8,787	0.4%	$7,792	0.3%	$995	12.8%
Interest Expense	$190,624	7.9%	$218,292	9.0%	$(27,668)	(12.7)%

Interest income increased in 2024 compared to 2023 primarily due to the effect of foreign exchange rate fluctuations and higher cash balances at our international subsidiaries.

Interest expense decreased by $27.7 million in 2024 compared to 2023 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024. Refer to Note 11 - Debt of the notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$86,637	3.6%	$8,532	0.4%	$78,105	915.4%

During 2024, we completed a Senior Note Offering and also made mandatory prepayments on our Term Loan which resulted in a loss on extinguishment of debt of approximately $86.6 million which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums.

On December 14, 2023, we entered into and closed on the Refinancing Revolving Credit Commitments Amendment to our credit agreement dated as of August 19, 2022. The amendment refinanced all of our outstanding revolving credit facility commitments under the credit agreement and under GEO’s Third Amended and Restated Credit Agreement, dated as of March 23, 2017, as subsequently amended. We wrote-off approximately $4.2 million in existing deferred loan costs to loss on extinguishment of debt as a result of the transaction. We also made a mandatory quarterly prepayments in 2023 on our Tranche 1 and Tranche 2 loans under our exchange credit agreement. In connection with the prepayments, we wrote off a proportionate amount of related deferred loan costs and discount/premium of approximately $4.3 million.

Refer to Note 11- Debt of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Net (Loss) Gain on Disposition of Assets

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Net (loss) Gain on Asset Divestitures/Impairment	$(2,907)	(0.1)%	$4,691	0.2%	$(7,598)	(162.0)%

During 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

We experienced a net gain on disposition of assets in 2023 primarily due to the sale of vacant land located in South Dallas County, Texas, vacant land located in Colorado and the sale of our company-owned 900-bed Albert Bo Robinson Assessment and Treatment Center.

Provision for Income Taxes

	2024	Effective Rate	2023	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$9,401	24.4%	$35,399	25.6%	$(25,998)	(73.4)%

The provision for income taxes in 2024 decreased compared to 2023 along with the effective tax rate. In 2024 and 2023, there was a $4.8 million and $3.8 million net discrete tax benefit, respectively. Included in the provision for income taxes in 2024 and 2023 was a $1.1 million discrete tax benefit and a $1.0 million discrete tax expense related to stock compensation that vested during the respective periods. Also included in the provision for income taxes in 2024 was a $3.5 million discrete tax benefit from the interest deduction related to GEO shares issued to the holders of our 6.50% Exchangeable Senior Notes due 2026 that participated in private exchange transactions. We estimate our 2025 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates

	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$2,703	0.1%	$4,534	0.2%	$(1,831)	(40.4)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2024 compared to 2023 decreased primarily due to unfavorable performance at SACS.

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

As of December 31, 2024, we were developing a number of contractually committed projects that we estimate will cost approximately $76.3 million, of which $51.8 million was spent through December 31, 2024. We estimate our remaining contractually committed capital requirements to be approximately $24.5 million. These projects are expected to be completed through 2025.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our

Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. We completed our annual budgeting process, and for 2025, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2025 as disclosed under “Capital Requirements” above.

Liquidity and Capital Resources

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

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly owned subsidiary, GEO Corrections Holdings, Inc. ("GEOCH"), completed a private offering of $230 million aggregate principal amount of Convertible Notes. The Convertible Notes were scheduled to mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bore interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the Convertible Notes was payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders were able to exchange the Convertible Notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the Convertible Notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders were able to exchange their Convertible Notes at any time, regardless of the foregoing circumstances. Upon exchange of a Convertible Note, we would pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock.

Upon conversion, we would pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate was 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate was subject to adjustment in certain events. If we had undergone a fundamental change, holders could have required GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During 2024, we retired $229.9 million in aggregate principal amount of our outstanding 6.50% Exchangeable Senior Notes as a result of private exchange transactions with an exchange value of approximately $415 million. The consideration consisted of cash of $229.9 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and approximately 12.4 million shares of GEO common stock. Of the total amount of shares issued, we issued 4,209,847 shares that were in treasury. During the first quarter of 2025, we entered into the last repurchase transaction that resulted in the retirement of the remaining principal balance.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of December 31, 2024, and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

GEO’s Secured Notes and Unsecured Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis (except on a senior secured basis in the case of the Secured Notes) by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2024.

Other

We have entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2024 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 6 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Executive Chairmen and former Chief Executive Officer (“former CEO”). The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2024, our Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

GEO and our Executive Chairman and former CEO, entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the prior February 26, 2020 agreement discussed below. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to GEO, we will pay to the Executive Chairman an amount equal to $3,600,000 (the "2021 Grandfathered Payment") which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that our Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, we will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that the Executive Chairman ceases to provide services to GEO, we will pay the Executive Chairman in one lump sum cash payment each of the 2021 Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. As the Executive Chairman’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as discussed below under the prior agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $12.6 million at December 31, 2024 which is fully funded. Refer to Note 13 - Benefit Plans in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. The following table presents the balance due to the Executive Chairman at the end of each of the next five years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to GEO under his Executive Chairman Employment Agreement:

Period End	Retirement Obligation
(In thousands)
12/31/2025	$16,336
12/31/2026	$20,856
12/31/2027	$26,351
12/31/2028	$33,029
12/31/2029	$41,147

We have established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts were revocable “rabbi trusts” and the assets of the trusts are subject to the claims of our creditors in the event of our insolvency.

Guarantor Financial Information

GEO’s Secured Notes and Unsecured Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis (except on a senior secured basis in the case of the Secured Notes) by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net operating revenues	$2,202,285	$2,207,117
Income from operations	274,752	330,684
Net income	1,673	81,646
Net income attributable to The GEO Group, Inc.	1,673	81,646

Summarized balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Current assets	$438,433	$455,746
Noncurrent assets (a)	2,999,305	3,028,140
Current liabilities	255,851	354,503
Noncurrent liabilities (b)	2,002,284	1,997,130
(a)
Includes amounts due from non-guarantor subsidiaries of $55.9 million and $50.0 million as of December 31, 2024 and 2023, respectively.
(b)
Includes amounts due to non-guarantor subsidiaries of $46.8 million and $31.5 million as of December 31, 2024 and 2023, respectively.

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

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2024 was $125.9 million, compared to $159.9 million as of December 31, 2023 and was impacted by the following:

Net cash provided by operating activities in 2024 and 2023 was $242.2 million and $277.8 million, respectively. Net cash provided by operating activities in 2024 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision (benefit), amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, net loss on asset divestiture/impairment, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with realized/unrealized gain on investments. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $7.6 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $21.8 million which negatively impacted cash. The decrease was primarily due to the timing of payments.

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

Net cash used in investing activities of $101.7 million in 2024 was primarily the result of capital expenditures of $78.7 million and purchases of marketable securities of $33.1 million offset by proceeds from sale of marketable securities of $10.1 million. Net cash used in investing activities of $53.4 million in 2023 was primarily the result of capital expenditures of $73.0 million offset by proceeds from sale of real estate and other assets of $19.6 million.

Net cash used in financing activities in 2024 was $163.8 million compared to net cash used in financing activities of $208.1 million in 2023. Net cash used in financing activities during 2024 was primarily the result of proceeds from long-term debt of $1,720.5 million, proceeds from borrowings on revolver of $110.0 million, payments on long-term debt of $1,926.8 million, payments for call premiums of $35.6 million, debt issuance costs of $35.7 million and taxes paid related to net share settlement of equity awards of $9.7 million. Net cash used in financing activities in 2023 reflects payments of $208.4 million on long term debt offset by $5.8 million of proceeds from the sale of treasury shares. We also paid $2.4 million of debt issuance costs and paid $3.4 million for taxes related to net share settlements of equity awards.

Inflation

We believe that inflation, in general, did have a negative impact but did not have a material effect on our results of operations during 2024 and 2023. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provisions for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss (gain) on asset divestitures, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, litigation costs and settlements, pre-tax, employee restructuring expenses, pre-tax, close-out expenses, pre-tax, litigation and cost settlements, pre-tax, start-up expenses, pre-tax, transaction related expenses, pre-tax, other non-cash revenue and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Net income	$31,896	$107,183
Add:
Income tax provision *	10,203	36,267
Interest expense, net of interest income **	268,474	219,032
Depreciation and amortization	126,220	125,784
EBITDA	436,793	488,266
Add (Subtract):
Loss (gain) on asset divestitures, pre-tax	2,907	(4,691)
Net loss attributable to noncontrolling interests	70	142
Stock based compensation, pre-tax	18,107	15,065
Litigation costs and settlements, pre-tax	—	8,900
Employee restructuring expenses, pre-tax	2,060	814
Start-up expenses, pre-tax	507	—
ATM equity program expenses, pre-tax	264	—
Close-out expenses, pre-tax	2,345	—
Transaction related expenses, pre-tax	3,632	—
Other non-cash revenue & expenses, pre-tax	(3,196)	(1,319)
Adjusted EBITDA	$463,489	$507,177

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

We continue to be encouraged by the current landscape of growth opportunities. We are preparing for what we believe is an unprecedented opportunity to help the federal government meet its expanded immigration enforcement priorities. We are taking several important steps to meet this opportunity, including making a previously announced $70 million investment in capital expenditures to strengthen our capabilities to deliver expanded detention capacity, secure transportation, and electronic monitoring and related services to U.S. Immigration and Customs Enforcement and the federal government. Additionally, in the first weeks of the new Administration, President

Trump issued an Executive Order reversing the prior Administration's Executive Order that had directed the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately-operated criminal detention facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 69% and 66% of our operating expenses in 2024 and 2023, respectively. Additional significant operating expenses include food, utilities and inmate medical costs. In 2024 and 2023, operating expenses totaled approximately 73% and 72% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2025 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2025, we will incur carrying costs for facilities that were vacant in 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. For the years ended December 31, 2024 and 2023, general and administrative expenses totaled approximately 9% and 8% of our consolidated revenues, respectively. We expect general and administrative expenses as a percentage of revenue in 2025 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

In our Secure Services segment, we are currently marketing 10,486 vacant beds with a net book value of approximately $260.6 million at seven of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing 1,189 vacant beds with a net book value of approximately $26.8 million at four of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2024 is estimated to be $33.0 million, including depreciation expense of $16.8 million. With the exception of a contract yet to be activated for one of our secure facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eleven idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2024 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2024, we would expect to receive annual incremental revenue of approximately $377 million and an increase in annual earnings per share of approximately $0.36 to $0.40 per share based on our average operating margin.

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
•
our ability to maintain or increase occupancy rates at our facilities and the impact of fluctuations in occupancy levels or participants in ISAP on our revenues and profitability;
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
•
the covenants in the indentures governing the Secured Notes and the Unsecured Notes and the Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
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
•
the Unsecured Notes and the guarantees on the Unsecured Notes will be effectively subordinated to our and the guarantors' senior secured indebtedness and structurally subordinated to the indebtedness of our subsidiaries that do not guarantee the Unsecured Notes;
•
the value of the collateral may not be sufficient to satisfy our obligations under the Secured Notes;
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
•
efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition;
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
•
the failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business, financial position, results of operations, cash flows and reputation;
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
•
federal, state and local tax rules can adversely affect our results of operations and financial position;
•
we are subject to risks related to corporate social responsibility;

•
the market price of our common stock may vary substantially;
•
expectations about growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2024 under the Credit Agreement of $430.8 million, for every one percent increase in the interest rate applicable to the Credit Agreement, our total annual interest expense would increase by approximately $4.3 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2024 with respect to our international operations, every 10 percent change in historical currency rates would have a $8.0 million effect on our financial position and a $1.0 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit and Finance Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2024 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

J. David Donahue

Chief Executive Officer

Mark J. Suchinski

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2024, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2024, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Frameworkissued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The GEO Group Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024 , and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31,2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•
We utilized an auditor-engaged actuarial specialist in evaluating management’s methods and assumptions used in the actuarial study.
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

Evaluation of certain idle facilities for impairment

The Company has property and equipment, net of approximately $1.9 billion as of December 31, 2024, which includes approximately $287.5 million related to 11 idle facilities. As described further in Note 1 to the consolidated financial statements, the Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. In addition, the Company performs an impairment analysis for each of the facilities that have remained idle. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts, and in some instances, third-party appraisals or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. When the estimated undiscounted cash flows associated with the asset are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value. We identified management’s evaluation of idle facilities for impairment as a critical audit matter.

The principal consideration for our determination that management’s evaluation of the selected idle facilities for impairment is a critical audit matter is the higher risk of estimation uncertainty due to the subjective nature of management’s estimates used in the projected undiscounted cash flows. These estimates are particularly sensitive to the assumption as to whether the Company will obtain contracts to utilize idle facilities or be able to sell the facilities in the future, which can be affected by expectations about market developments and public policy as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

Our audit procedures related to management’s evaluation of idle facilities for impairment included the following, among others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of key internal controls over financial reporting relating to management’s evaluation of idle facilities for impairment, including but not limited to controls that validate management’s review of the key inputs (forecasted revenue, length of contract, probability and timing of new contract) into the projected undiscounted cash flows, including management’s review of evidence supporting projected utilization of idle facilities and the assumptions utilized in the estimated cash flows.
•
For a selection of facilities, we evaluated the reasonableness of management’s projected undiscounted cash flow by evaluating evidence to support the projected utilization of the facilities, including actual marketing efforts, and comparing relevant inputs and assumptions used in the projections to those of similar facilities.
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

Uncertainties regarding the future outcome of the State of Washington v. GEO Group and Nwauzor et al. v. GEO Group

As further discussed in Note 16 to the consolidated financial statements, the Company is currently subject to a legal proceeding with the State of Washington v. GEO Group and Nwauzor et al. v. GEO Group (“Nwauzor Class Action”) case. In 2021, a federal jury returned a verdict in favor of the plaintiffs against the Company finding that immigrant detainees were employees of the Company and entitled to minimum wage under the Washington Minimum Wage Act and a judge ruled that the State of Washington was entitled to an unjust enrichment award, attorney fees, prejudgment interest and costs. The Company appealed both judgments to the Ninth Circuit Court of Appeals and on January 16, 2025, the appellate court affirmed the district court’s judgement in favor of the class of detainees and Washington State. The Company has now filed a petition for Rehearing En Banc.

In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and amount of such loss, if any. The outcome of the case mentioned above is not within the complete control of the Company or may not be known for a prolonged period of time. The Company has not recorded an accrual relating to the judgement amount as it believes a potential loss related to this case is not probable.

The principal consideration for our determination that the uncertainties regarding the future outcome of the Nwauzor Class Action case was a critical audit matter is the significant judgment and subjectivity inherent in predicting future outcomes of the litigation. Auditing management’s evaluation and disclosure of a loss contingency related to the Nwauzor Class Action case was especially challenging because management’s evaluation of the likelihood and amount of loss and range of potential loss is highly subjective and requires significant judgment. In particular, management’s evaluation considers, among other factors, the nature of the claim, the asserted or possible damages, the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisors, the Company’s experience in similar matters, outcomes of similar cases by other parties, the facts available at the time of the assessment, and how the Company intends to respond, or has responded, to the claim, which involves a series of complex judgments about future events.

Our audit procedures related to management’s evaluation of the loss contingency related to the Nwauzor Class Action case included the following, among others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the evaluation of this litigation, including controls related to the Company’s assessment and measurement of its loss contingency. For example, we tested controls over management’s review and approval of this legal position.
•
We tested the Company’s assessment of the probability of incurrence of a loss and whether the loss was reasonably estimable by reading related lawsuit correspondence, requesting, and receiving written responses to our inquiries of internal and external legal counsel and meeting with internal counsel to discuss developments related to the legal matter and case progression.
•
We tested and reviewed certain legal cases and court filings by the Company’s counsel and judges in the court system with similar cases with the assistance of a legal expert. We also reviewed documents evidencing third parties’ interest in the case.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Miami, Florida

February 28, 2025

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands, except per share data)
Revenues	$2,423,702	$2,413,167	$2,376,727
Operating Expenses (excluding depreciation and amortization)	1,774,479	1,744,228	1,662,885
Depreciation and Amortization	126,220	125,784	132,925
General and Administrative Expenses	213,028	190,766	196,972
Operating Income	309,975	352,389	383,945
Interest and Investment Income	8,787	7,792	15,988
Interest Expense	(190,624)	(218,292)	(164,550)
Loss on Extinguishment of Debt	(86,637)	(8,532)	(37,895)
Net (loss) Gain on Asset Divestitures/Impairment	(2,907)	4,691	32,332
Income Before Income Taxes and Equity in Earnings of Affiliates	38,594	138,048	229,820
Provision for Income Taxes	9,401	35,399	62,899
Equity in Earnings of Affiliates, net of income tax provision of $802, $868 and $740	2,703	4,534	4,771
Net Income	31,896	107,183	171,692
Loss Attributable to Noncontrolling Interests	70	142	121
Net Income Attributable to The GEO Group, Inc.	$31,966	$107,325	$171,813
Weighted Average Common Shares Outstanding:
Basic	131,318	121,908	121,040
Diluted	134,064	123,698	122,281
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$0.23	$0.73	$1.18
Diluted:
Net income per share — diluted	$0.22	$0.72	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
Net Income	$31,896	$107,183	$171,692
Other comprehensive income (loss):
Change in marketable securities, net of income tax provision (benefit) of $(4), $253 and $(255)	$(15)	$953	$(960)
Foreign currency translation adjustments	(7,182)	258	(7,548)
Pension liability adjustment, net of income tax provision (benefit) of $385, $(88) and $1,500, respectively	1,447	(332)	5,642
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $210, $(161) and $1,640, respectively	792	(604)	6,169
Total other comprehensive (loss) income, net of tax	(4,958)	275	3,303
Total comprehensive income	26,938	107,458	174,995
Comprehensive loss attributable to noncontrolling interests	68	144	115
Comprehensive income attributable to The GEO Group, Inc.	$27,006	$107,602	$175,110

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$76,896	$93,971
Restricted cash and investments	2,785	—
Accounts receivable, net of credit loss reserve of $685 and $606, respectively	376,013	390,023
Prepaid expenses and other current assets	44,485	44,511
Total current assets	500,179	528,505
Restricted Cash and Investments	145,366	135,968
Property and Equipment, Net	1,899,690	1,944,278
Operating Lease Right-of-Use Assets, Net	95,327	102,204
Deferred Income Tax Assets	9,522	8,551
Goodwill	756,001	755,199
Intangible Assets, Net	126,576	135,886
Other Non-Current Assets	99,419	85,815
Total Assets	$3,632,080	$3,696,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,464	$64,447
Accrued payroll and related taxes	68,044	64,436
Accrued expenses and other current liabilities	177,768	228,059
Operating lease liabilities, current portion	25,335	24,640
Current portion of long-term debt	1,612	55,882
Total current liabilities	340,223	437,464
Deferred Income Tax Liabilities	78,198	77,369
Other Non-Current Liabilities	95,410	83,643
Operating Lease Liabilities	73,638	82,114
Long-Term Debt	1,711,197	1,725,502
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 140,181,318 and 130,297,248 issued and 140,181,318 and 126,087,401 outstanding, respectively	1,402	1,303
Additional paid-in capital	1,315,256	1,299,193
Retained earnings	39,880	103,089
Accumulated other comprehensive loss	(21,602)	(16,642)
Treasury stock, 0 and 4,209,847 shares at cost, respectively	—	(95,175)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,334,936	1,291,768
Noncontrolling interests	(1,522)	(1,454)
Total shareholders’ equity	1,333,414	1,290,314
Total Liabilities and Shareholders’ Equity	$3,632,080	$3,696,406

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$31,896	$107,183	$171,692
Net loss attributable to noncontrolling interests	70	142	121
Net income attributable to The GEO Group, Inc.	31,966	107,325	171,813
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	126,220	125,784	132,925
Deferred tax provision (benefit)	1,537	1,476	(13,126)
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	8,252	12,030	9,004
Stock-based compensation	18,107	15,065	16,204
Loss on extinguishment of debt	86,637	8,532	37,895
Provision for credit losses	—	—	258
Equity in earnings of affiliates, net of tax	(2,703)	(4,534)	(4,771)
(Gain) loss on sale/disposal of property and equipment	(250)	1,197	(114)
Realized/unrealized gain on investments	(6,084)	(7,151)	(8,433)
Net loss (gain) on asset divestitures/impairment	2,907	(4,691)	(32,332)
Dividends received from unconsolidated joint ventures	5,082	2,987	4,486
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(7,581)	11,672	(52,980)
Changes in contract receivable	—	—	5,305
Changes in accounts payable, accrued expenses and other liabilities	(21,854)	8,090	21,845
Net cash provided by operating activities	242,236	277,782	287,979
Cash Flow from Investing Activities:
Proceeds from sale of real estate and other assets	—	19,583	101,419
Purchases of marketable securities	(33,119)	—	—
Proceeds from sale of marketable securities	10,092	—	—
Capital expenditures	(78,691)	(73,002)	(90,026)
Net cash (used in) provided by investing activities	(101,718)	(53,419)	11,393
Cash Flow from Financing Activities:
Payments on long-term debt	(1,926,775)	(208,390)	(680,850)
Proceeds from long term debt	1,720,500	—	30,000
Proceeds from borrowings on revolver	110,000	—	—
Payments on non-recourse debt	—	—	(5,676)
Taxes paid related to net share settlements of equity awards	(9,657)	(3,443)	(1,302)
Debt issuance costs	(35,748)	(2,396)	(41,536)
Proceeds from the sale of treasury shares	—	5,750	—
Proceeds from stock options exercised	8,192	239	66
Proceeds from issuance of common stock in connection with ESPP	158	157	198
Payments for call premiums	(35,558)	—	—
Net cash used in financing activities	(168,888)	(208,083)	(699,100)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(5,633)	(256)	(4,751)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(34,003)	16,024	(404,479)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	159,867	143,843	548,322
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$125,864	$159,867	$143,843
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$15,684	$19,227	$44,612
Interest	$190,606	$198,710	$103,752
Non-cash investing and financing activities:
Principal Exchanges of Debt	$—	$—	$1,620,318
Debt Issuance Costs in Accrued Expenses	$—	$—	$11,245
Right-of-use assets obtained from operating lease liabilities	$21,324	$35,233	$11,697
Capital expenditures in accounts payable and accrued expenses	$5,708	$675	$6,127

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024, 2023 and 2022

	GEO Group Inc. Shareholders
	Common Stock				Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2022	122,472	$1,273	$1,276,213	$(175,960)	$(20,216)	4,852	$(105,099)	$(1,195)	$975,016
Proceeds from stock options exercised	9	—	66	—	—	—	—	—	66
Stock based compensation expense	—	—	16,204	—	—	—	—	—	16,204
Shares withheld for net settlements of share-based awards [1]	(229)	(2)	(1,300)	—	—	—	—	—	(1,302)
Restricted stock granted	1,836	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(53)	—	—	—	—	—	—	—	—
Other adjustment	—	—	—	(89)	—	—	—	—	(89)
Issuance of common stock (ESPP)	26	—	198	—	—	—	—	—	198
Net income (loss)	—	—	—	171,813	—	—	—	(121)	171,692
Other comprehensive income	—	—	—	—	3,297	—	—	6	3,303
Balance, December 31, 2022	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from stock options exercised	35	—	239	—	—	—	—	—	239
Stock based compensation expense	—	—	15,065	—	—	—	—	—	15,065
Shares withheld for net settlements of share-based awards [1]	(383)	(4)	(3,439)	—	—	—	—	—	(3,443)
Restricted stock granted	1,758	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(47)	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	21	—	157	—	—	—	—	—	157
Sale of treasury shares [2]	642	—	(4,174)	—	—	(643)	9,924	—	5,750
Net income (loss)	—	—	—	107,325	—	—	—	(142)	107,183
Other comprehensive income (loss)	—	—	—	—	277	—	—	(2)	275
Balance, December 31, 2023	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,209	$(95,175)	$(1,454)	$1,290,314
Proceeds from stock options exercised	584	6	8,186	—	—	—	—	—	8,192
Stock based compensation expense	—	—	18,107	—	—	—	—	—	18,107
Shares withheld for net settlements of share-based awards [1]	(698)	(7)	(9,650)	—	—	—	—	—	(9,657)
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(60)	—	—	—	—	—	—	—	—
Reissuance of treasury shares [3]	4,209	—	—	(95,175)	—	(4,209)	95,175	—	—
Issuance of common shares [3]	8,220	82	(1,696)	—	—	—	—	—	(1,614)
Issuance of common stock (ESPP)	12	—	158	—	—	—	—	—	158
Other adjustments to Additional Paid-In-Capital	—	—	976	—	—	—	—	—	976
Net income (loss)	—	—	—	31,966	—	—	—	(70)	31,896
Other comprehensive income (loss)	—	—	—	—	(4,960)	—	—	2	(4,958)
Balance, December 31, 2024	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414

[1] During the years ended December 31, 2024, 2023 and 2022, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

[2] The Company sold treasury shares to partially fund its obligation under its Amended and Restated Executive Retirement Agreement with its Executive Chairman. Refer to Note 13 – Benefit Plans for further information.

[3] During 2024, the Company retired $229.9 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $415 million. The consideration consisted of cash of $229.9 million and approximately 12.4 million shares of GEO common stock. Of the total amount of shares issued, the Company issued 4,209,847 shares that were previously held in treasury. Refer to Note 11-Debt for further information.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024, 2023 and 2022

1.
Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2024, GEO's worldwide operations included the ownership and/or management of approximately 79,000 beds at 99 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2024 and 2023, the Company had $28.4 million and $35.8 million in cash and cash equivalents held by its international subsidiaries, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables and provides for estimated losses through a credit loss reserve. In evaluating the level of credit loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the credit loss reserve may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the credit loss reserve when collection efforts have been unsuccessful. As of December 31, 2024 and 2023, the Company's trade receivables that were considered to be long-term were not significant.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and Cash Equivalents	$76,896	$93,971	$95,073
Restricted cash and cash equivalents - current	2,785	—	—
Restricted cash and investments - non-current	145,366	135,968	111,691
Less Restricted investments - non-current	(99,183)	(70,072)	(62,921)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$125,864	$159,867	$143,843

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the

Company's wholly owned Australian subsidiary related to asset replacement funds contractually required to be maintained and other guarantees as well as cash held in the Company's captive insurance company, Florina. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for an employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Executive Chairman's retirement account held in a money market fund, investments in equity and fixed income mutual funds and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 8 - Financial Instruments.

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Prepaid expenses represents $37.4 million and $40.2 million of the total balance as of December 31, 2024 and 2023. Other current assets consist primarily of food and uniform inventory. Included in the balance at December 31, 2024 is approximately $8.9 million of federal, state and international tax overpayments that will be applied against tax payments in 2025. Included in the balance at December 31, 2023 is approximately $5.8 million of federal, state and international tax overpayments that were applied against tax payments in 2024.

Inventory

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is stated at the lower of average cost or net realizable value and is approximately $35.9 million and $25.1 million at December 31, 2024 and 2023, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2024, 2023 and 2022. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2024 were approximately $0.8 million. Labor costs capitalized for the years ended 2023 and 2022 were not significant. The capitalized costs of real estate projects are assigned to individual components of the project based on specific identification. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Assets Held for Sale

At December 31, 2024 and 2023, the Company had no properties classified as assets held for sale.

Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2024 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	December 31, 2024	December 31, 2024	December 31, 2024
D. Ray James Correctional Facility	2021	1,900	-	48,079	-	48,079
Northlake Correctional Facility	2022	1,800	-	71,883	-	71,883
Rivers Correctional Facility	2021	1,450	-	34,608	-	34,608
Big Spring Correctional Facility	2021	1,732	-	27,471	-	27,471
Flightline Correctional Facility	2021	1,800	-	31,915	-	31,915
McFarland Female Community Reentry Facility	2020	-	300	-	9,848	9,848
Cheyenne Mountain Recovery Center [1]	2020	750	-	16,772	-	16,772
Hector Garza Center	2020	-	139	-	4,188	4,188
Delaney Hall [3]	2023	1,054	-	29,890	-	29,890
Philadelphia Residential [2]	2024	-	400	-	6,716	6,716
Coleman Hall [2]	2017	-	350	-	6,080	6,080
Total		10,486	1,189	$260,618	$26,832	$287,450

[1] This facility is under a contract that is yet to be activated.

[2] The Company had entered into a purchase and sale agreement in the second quarter of 2024 for these facilities that was less than the net carrying values. As such, the Company recorded a total impairment loss for both facilities of approximately $2.3 million during the second quarter of 2024 which is included in (loss) gain on asset divestitures/impairment in the accompanying consolidated statements of operations. The purchase and sale agreement was later terminated. There was no indication of impairment related to the Company's idle facilities during the years ended December 31, 2023 or 2022.

[3] On February 27, 2025, the Company announced that it has been awarded a 15-year ICE contract for this facility.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. The Company's probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company performs the impairment analysis on an annual basis, or more frequently as needed, for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. The Company has also received valuations from a third party on certain facilities. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the undiscounted cash flows in the Company’s analysis as of December 31, 2024, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

On the annual measurement date of October 1, 2024, the Company's management elected to qualitatively assess the Company's goodwill for impairment for its Electronic Monitoring and Supervision Services reporting unit. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The Company will also perform a quantitative test if it has been several years since the last one. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessment, management determined that, as of October 1, 2024, it was more likely than not that the fair value of the Electronic Monitoring and Supervision Services reporting unit exceeded its carrying values. The Company performed a quantitative analysis for its U.S. Secure Services and Reentry Services reporting units using a third-party valuation firm to determine the estimated fair value of the reporting unit using a discounted cash flow model. For U.S. Secure Services and Reentry Services reporting units, a discount rate of 13.5% and 12.0%, respectively, was utilized to adjust the cash flow forecasts based on the Company’s estimate of a market participant’s weighted-average cost of capital. Growth rates for sales and profits were determined using inputs from the Company’s long-term planning process. The Company also made estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. With respect to the U.S. Secure Services and Reentry Services reporting units that were assessed quantitatively, management determined that the fair values exceeded their carrying values by a significant amount. A significant change in one or combination of the assumptions discussed above could have impacted the estimated fair value of the reporting unit. If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. Goodwill recorded at the Company's International Services reporting unit is not significant. No impairment charges were recorded for the years ended December 31, 2024, 2023 or 2022.

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

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2024 and 2023, included in Property and Equipment, Net is approximately $18.8 million and $12.6 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $4.5 million and $15.3 million, totaling $34.6 million and $43.8 million at December 31, 2024 and 2023, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Refer to Note 11 - Debt for discussion of debt issuance costs written off in connection with the Company's private exchange transactions.

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month-to-month term through June 2025. The carrying value of these leased facilities as of December 31, 2024 is $45.5 million, net of accumulated depreciation of $26.0 million. For the additional three leased facilities, one facility has a term that expires in October 2026. The carrying value of this leased facility as of December 31, 2024 was $2.2 million, net of accumulated depreciation of $0.9 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of December 31, 2024 was $74.8 million, net of accumulated depreciation of $36.7 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of December 31, 2024 was $20.6 million, net of accumulated depreciation of $18.3 million. Rental income, included in Revenues, for leased facilities for the years ended December 31, 2024, 2023 and 2022 was approximately $15.0 million, $11.4 million and $5.6 million, respectively. As of December 31, 2024, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
2025	$13,686
2026	13,361
2027	13,375
2028	11,911
2029	4,259
Thereafter	53,903
Total	$110,495

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $7.2 million at December 31, 2024.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey

(an independent third party) for the purpose of performing escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $10.3 million at December 31, 2024.

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

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria include the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets is measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2024, 2023 and 2022.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2024 or 2023.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2024 or 2023. Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 - Business Segments and Geographic Information:

	Year Ended December 31, 2024 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased: Secure Services	$1,207,979	$—	$—	$—	$1,207,979
Owned and Leased: Community-based	—	—	163,911	—	163,911
Managed Only	396,407	—	6,421	208,924	611,752
Electronic Monitoring Services and Other Reentry	—	332,826	107,234	—	440,060
Total Revenues	$1,604,386	$332,826	$277,566	$208,924	$2,423,702

	Year Ended December 31, 2023 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,140,548	$—	$—	$—	$1,140,548
Owned and Leased - Community-based	—	—	166,987	—	166,987
Managed Only	377,744	—	5,093	193,894	576,731
Electronic Monitoring Services and Other Reentry	—	425,879	103,022	—	528,901
Total Revenues	$1,518,292	$425,879	$275,102	$193,894	$2,413,167

	Year Ended December 31, 2022 (in thousands)
	U.S Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,109,923	$—	$—	$—	$1,109,923
Owned and Leased - Community-based	—	—	155,932	—	155,932
Managed Only	327,908	—	6,913	187,200	522,021
Electronic Monitoring Services and Other Reentry	—	496,268	92,583	—	588,851
Total Revenues	$1,437,831	$496,268	$255,428	$187,200	$2,376,727

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

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. Refer to Note 15 - Income Taxes.

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

On October 1, 2021, GEO formed a wholly owned captive insurance subsidiary, Florina Insurance Company, Inc. (“Florina”), to enhance its risk financing strategies. Florina is incorporated in the state of Vermont and is licensed and regulated by the state of Vermont, including with respect to its insurance programs, levels of liquidity and other requirements. GEO began procuring insurance policies to cover deductibles for workers’ compensation, general liability, automobile liability, medical professional liability and directors' and officers’ liability as well as the option of procuring insurance policies for excess liability and excess medical professional liability through Florina effective October 1, 2021. Florina holds cash and investments in order to meet solvency requirements and meet financial obligations as presented, including an investment portfolio of marketable fixed income and equity securities.

The Company currently maintains a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic Monitoring and Supervision Services through commercial and captive insurance policies. The Company has a professional liability program with a specific loss limit of $45.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions of $4.0 million per occurrence for general liability and $5.0 million per occurrence for medical professional liability, $2.0 million per occurrence for workers’ compensation, $2.3 million per occurrence for directors' and officers’ liability and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa and Australia, the Company utilizes locally procured insurance to meet contractual insurance requirements and protect the Company.

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $56.9 million and $65.6 million as of December 31, 2024 and 2023, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized gain on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$—	$72	$(16,642)
Current-period other comprehensive income (loss)	(7,184)	792	(15)	1,447	(4,960)
Balance, December 31, 2024	$(26,939)	$3,833	$(15)	$1,519	$(21,602)

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2023	$(20,015)	$3,645	$(953)	$404	$(16,919)
Current-period other comprehensive income (loss)	260	(604)	953	(332)	277
Balance, December 31, 2023	$(19,755)	$3,041	$—	$72	$(16,642)

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2024 or 2023.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2024 or 2023.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2024, 2023 and 2022:

	2024	2023	2022
Risk free interest rates	4.35%	4.27%	1.56%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	53%	52%	48%

The Company uses historical data to estimate award exercises and employee terminations/forfeitures within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The maximum contractual term of stock-based option awards is ten years. The Company issues shares of its common stock upon the exercise of stock-based option awards out of its reserve established for its Amended 2018 Plan.

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2024, 2023 and 2022 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2024	2023	2022
Expected volatility	52.0%	62.9%	57.5%
Beta	0.95	0.92	0.93
Risk free interest rate	4.30%	4.60%	1.45%

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

Recent Accounting Pronouncements

The following accounting standard was adopted in the current period:

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the new standard effective December 31, 2024. As a result, the Company has enhanced its segment disclosures to include the presentation of significant expenses by segment and the disclosure of its CODM. The adoption of this ASU affects only the Company's disclosures, with no impacts to its financial condition and results of operations. Refer to Note 14 - Business Segments and Geographic Information.

The following accounting standards will be adopted in future periods:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only the Company's disclosures and not its financial condition and results of operations, the Company is currently evaluating when it will adopt the ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only its disclosures with no impacts to its financial condition and results of operations.

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

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2024.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2024, 2023 and 2022.

3.
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

Under the terms of the Amended 2018 Plan, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each grant agreement. All stock options that have been granted under the Company plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period. All stock options awarded under the Amended 2018 Plan expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares of common stock related to the exercised options.

The Company recognized compensation expense related to the Amended 2018 Plan for the years ended December 31, 2024, 2023 and 2022 as follows (in thousands):

	2024	2023	2022
Stock option plan expense	$993	$631	$552
Restricted stock expense	$17,115	$14,433	$15,652

Stock Options

A summary of the activity of the Company’s stock options is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2024	2,038	$16.94	5.48	$2,558
Granted	389	13.08
Exercised	(584)	14.77
Forfeited/Canceled	(211)	17.53
Options outstanding at December 31, 2024	1,632	$16.64	5.59	$19,520
Options vested and expected to vest at December 31, 2024	1,567	$16.86	5.45	$18,436
Options exercisable at December 31, 2024	902	$21.81	3.33	$6,569

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Intrinsic value of options exercised	$4,804	$94	$24
Fair value of shares vested	$658	$519	$600

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Amended 2018 Plan at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-8.75	300	6.68	$6.53	117	6.51	$6.83
8.75-18.23	702	8.16	$12.00	155	5.64	$13.59
18.23-27.35	290	3.10	$21.55	290	3.10	$21.55
27.35-34.42	340	1.38	$30.94	340	1.38	$30.94
Total	1,632	5.59	$16.64	902	3.33	$21.81

The weighted average grant date fair value of options granted during the year ended December 31, 2024, 2023 and 2022 was $6.64, $4.53 and $2.49 per share, respectively. There were 0.4 million, 0.4 million and 0.3 million options granted during the year ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2024 and changes during the year ended December 31, 2024:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2024	410	$2.95
Granted	389	6.64
Vested	(270)	2.44
Forfeited	(211)	3.59
Options non-vested at December 31, 2024	318	$4.86

As of December 31, 2024, the Company had $2.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock

During the year ended December 31, 2024, the Company granted 1,820,838 shares of restricted stock to certain employees and executive officers. Of these awards, 908,992 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2024, 2025 and 2026. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2024 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2024 to December 31, 2026 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2024 to December 31, 2026. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2023, the Company granted 1,758,455 shares of restricted stock to certain employees and executive officers. Of these awards, 422,121 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2023 to December 31, 2025.

The vesting of the market and performance-based restricted stock grants awarded in 2023 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2023 to December 31, 2025; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2023 to December 31, 2025. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2022, the Company granted approximately 1,835,592 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 1,025,000 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2022 to December 31, 2024.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2024, 2023 and 2022, the Company deemed the achievement of the target award to be probable and there were no significant changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2024 and changes during the year ended December 31, 2024:

	Shares	Wtd. Avg. Grant Date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2024	3,999	$7.78
Granted	1,821	13.65
Vested	(2,107)	7.64
Forfeited/Canceled	(55)	8.78
Restricted stock outstanding at December 31, 2024	3,658	$9.77

As of December 31, 2024, the Company had $19.7 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.49 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the years ended December 31, 2024, 2023 and 2022, 10,923, 20,630 and 25,573 shares of common stock, respectively, were issued in connection with the Plan.

4.
Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group, Inc. reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. Basic and diluted earnings per share were calculated for the years ended December 31, 2024, 2023 and 2022 as follows (in thousands, except per share data):

Fiscal Year	2024	2023	2022
	(In thousands, except per share data)
Net Income	$31,896	$107,183	$171,692
Loss attributable to noncontrolling interests	70	142	121
Less: Undistributed income allocable to participating securities	(2,107)	(18,223)	(29,346)
Net income attributable to The GEO Group, Inc. available to common stockholders	$29,859	$89,102	$142,467
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	131,318	121,908	121,040
Per share amount-basic	$0.23	$0.73	$1.18
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	131,318	121,908	121,040
Dilutive effect of equity incentive plans	2,746	1,790	1,241
Weighted average shares assuming dilution	134,064	123,698	122,281
Per share amount-diluted	$0.22	$0.72	$1.17

For the year ended December 31, 2024, 1,214,934 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 13,470 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes. During 2024, the Company issued 12,430,285 shares of GEO common stock in connection with private exchange transactions involving approximately $229.9 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes. Refer to Note 11 - Debt for further information.

5.
Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2024	2023
	(Years)	(In thousands)
Land	—	$119,056	$119,969
Buildings and improvements	2 to 50	2,327,392	2,314,018
Leasehold improvements	1 to 29	280,296	276,596
Equipment	3 to 10	245,591	239,825
Furniture, fixtures and computer software	1 to 7	86,064	75,370
Facility construction in progress	—	21,544	23,938
Total		$3,079,943	$3,049,716
Less accumulated depreciation and amortization		(1,180,253)	(1,105,438)
Property and equipment, net		$1,899,690	$1,944,278

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. There was no Interest capitalized in property and equipment for the years ended December 31, 2024 and 2023.

Depreciation expense was $113.2 million, $111.0 million and $111.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

6.
Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gain (loss) recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.8 million, $(0.6) million and $6.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of the swap assets as of December 31, 2024 and 2023 was $4.9 million and $3.8 million, respectively, and is recorded as a component of Other Non-Current assets within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt for additional information.

7.
Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	January 1, 2024	Additions [1]	Foreign currency translation	December 31, 2024
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570		—	289,570
Reentry Services	148,873	—	—	148,873
International Services	390	836	(34)	1,192
Total Goodwill	$755,199	$836	$(34)	$756,001

	January 1, 2023	Foreign currency translation	December 31, 2023
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	390	-	390
Total Goodwill	$755,199	$—	$755,199

[1] On May 1, 2024, the Company completed an acquisition of all of the ownership shares of Correct Care Australasia Pty Ltd, an entity that performed health care services located in Australia. The purchase price was approximately AUD6.0 million, or approximately $3.9 million, based on exchange rates on the date of acquisition subject to certain adjustments. The purpose of the acquisition was to expand GEO's health care services in Australia. The net assets acquired and operations were not material to our results from operations during the year ended December 31, 2024.

Intangible assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Weighted	December 31, 2024			December 31, 2023
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,790	$(142,414)	$81,376	$223,781	$(133,095)	$90,686
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,990	$(142,414)	$126,576	$268,981	$(133,095)	$135,886

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

Amortization expense was $9.3 million, $11.8 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and primarily related to the U.S. Secure Services and Reentry Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2024, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 2.6 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2025	$9,167
2026	7,162
2027	6,912
2028	6,854
2029	6,854
Thereafter	44,427
$81,376

8.
Financial Instruments

The following table provides a summary of the Company’s significant financial assets carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$59,495	$12,635	$46,860	$—
Marketable equity and fixed income securities	54,392	2,069	52,323	—
Other non-current assets	19,345	—	19,345	—
Interest rate swap derivatives	4,851	—	4,851	—

	Fair Value Measurements at December 31, 2023
	Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$51,247	$9,547	$41,700	$—
Marketable equity and fixed income securities	47,382	19,010	28,372	—
Other non-current assets	18,887	—	18,887	—
Interest rate swap derivatives	3,849	—	3,849	—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2024 and December 31, 2023 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina, the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of December 31, 2024 and 2023 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

As of December 31, 2023 and 2022 the Company held certain equity securities within its investments and approximately $1.0 million and $(1.0) million were including as an unrealized holding gain (loss) during the respective periods included within the statement of other comprehensive income. The unrealized holding gain was not significant during the year ended December 31, 2024.

9.
Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2024
	Carrying Value as of December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$76,896	$76,896	$76,896	$—	$—
Restricted cash and investments	48,968	48,968	48,968	—	—
Liabilities:
Borrowings under credit agreement	$430,823	$436,838	$—	$436,838	$—
8.625% Senior Secured Notes due 2029	650,000	687,239	—	687,239	—
10.250% Senior Notes due 2031	625,000	682,281	—	682,281	—
6.50% Exchangeable Senior Notes due 2026	100	314	—	314	—

	Estimated Fair Value Measurements at December 31, 2023
	Carrying Value as of December 31, 2023	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$93,971	$93,971	$93,971	$—	$—
Restricted cash and investments	65,896	65,896	65,896	—	—
Liabilities:
Borrowings under exchange credit facility	$906,712	$926,445	$—	$926,445	$—
10.500% Public Second Lien Notes due 2028	286,521	293,049	—	293,049	—
9.500% Private Second Lien Notes due 2028	239,142	231,692	—	231,692	—
5.875% Senior Notes due 2024	23,253	22,946	—	22,946	—
6.00% Senior Notes due 2026	110,858	106,541	—	106,541	—
6.50% Exchangeable Senior Notes due 2026	230,000	319,920	—	319,920

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at December 31, 2024 and December 31, 2023. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

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

Refer to Note 11 - Debt for further information.

As of December 31, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029, 10.250% Unsecured Notes due 2028, and the 6.50% Exchangeable Senior Notes are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

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

10.
Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2024	2023
Accrued interest	$26,029	$34,275
Accrued other compensation	22,082	21,249
Accrued insurance	65,490	71,217
Accrued property and other taxes	32,920	63,172
Accrued legal and professional fees	2,898	6,626
Construction retainage	373	1,208
Other	27,976	30,312
Total	$177,768	$228,059

11.
Debt

Debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Exchange Credit Agreement
Tranche 1 Loans	$-	$791,480
Unamortized premium on tranche 1 loans	-	18,359
Unamortized debt issuance costs on tranche 1 loans	-	(17,707)
Tranche 2 Loans	-	115,232
Unamortized discount on tranche 2 loans	-	(1,136)
Unamortized debt issuance costs on tranche 2 loans	-	(2,659)
Revolver	-	-
Total Exchange Credit Agreement	-	903,569
Credit Agreement
Term Loan	320,823	—
Unamortized discount on term loan	(2,889)	—
Unamortized debt issuance costs on term loan	(5,049)	—
Revolver	110,000	—
Total Credit Agreement	422,885	—
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	—
Unamortized debt issuance costs	(12,039)	—
Total 8.625% Secured Notes due 2029	637,961	—
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	—
Unamortized debt issuance costs	(11,522)	—
Total 10.25% Unsecured Notes due 2031	613,478	—
10.500% Public Second Lien Notes due 2028
Notes Due in 2028	-	286,521
Unamortized discount	-	(13,386)
Unamortized debt issuance costs	-	(7,237)
Total 10.500% Public Second Lien Notes due 2028	-	265,898
9.500% Private Second Lien Notes due 2028
Notes Due in 2028	-	239,142
Unamortized discount	-	(19,843)
Unamortized debt issuance costs	-	(6,236)
Total 9.500% Private Second Lien Notes due 2028	-	213,063
6.50% Exchangeable Senior Notes:
Notes Due in 2026	100	230,000
Unamortized debt issuance costs	-	(4,595)
Total 6.50% Exchangeable Senior Notes Due in 2026	100	225,405
6.00% Senior Notes:
Notes Due in 2026	-	110,858
Unamortized debt issuance costs	-	(557)
Total 6.00% Senior Notes Due in 2026	-	110,301
5.875% Senior Notes:
Notes Due in 2024	-	23,253
Unamortized debt issuance costs	-	(44)
Total 5.875% Senior Notes Due in 2024	-	23,209
Finance Lease Obligations	556	1,280
Other debt	38,048	39,208
Total debt	1,713,028	1,781,933
Current portion of finance lease obligations, long-term debt and non-recourse debt	(1,612)	(55,882)
Finance Lease Obligations, long-term portion	(219)	(549)
Long-Term Debt	$1,711,197	$1,725,502

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

Secured Notes

Certain terms and conditions of the 2029 Indenture and the Secured Notes are as follows:

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

As of December 31, 2024, the Company had $110.0 million in borrowings under its revolver, and approximately $62.9 million in letters of credit which left approximately $137.1 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2024 was 9.17%.

Loss on Extinguishment of Debt and Debt Issuance Fees

In connection with the above transactions, as well as mandatory quarterly payments on its Term Loan, the Company incurred a loss on extinguishment of debt of approximately $86.6 million for the year ended December 31, 2024 which consisted of the write-off of existing deferred financing costs and net discount/premiums and the payment of call premiums. In addition, the Company incurred a total of approximately $35.6 million of debt issuance fees which were allocated to the new Secured Notes, new Unsecured Notes and the new Credit Agreement based on their relative fair values on the date of issuance. These debt issuance fees are being amortized into interest expense over the terms of the respective agreements using the effective interest method.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of Convertible Notes. The Convertible Notes were scheduled to mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bore interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the Convertible Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders were able to exchange the Convertible Notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the Convertible Notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders were able to exchange their Convertible Notes at any time, regardless of the foregoing circumstances. Upon exchange of a Convertible Note, GEO would pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock.

Upon conversion, the Company would pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate was 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate was subject to adjustment in certain events. If the Company or GEOCH had undergone a fundamental change, holders could have required GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During 2024, the Company retired $229.9 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes as a result of private exchange transactions with an exchange value of approximately $415 million. The consideration consisted of cash of $229.9 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and approximately 12.4 million shares of GEO common stock. Of the total amount of shares issued, the Company issued 4,209,847 shares that were in treasury. During the first quarter of 2025, the Company entered into the last repurchase transaction that resulted in the retirement of the remaining principal balance.

Other

In August of 2019, the Company entered into two identical Notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2024 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 6 - Derivative Financial Instruments for further information.

The weighted average interest rate on outstanding borrowings under all of our outstanding debt balances as of December 31, 2024 was 9.24%.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Term Loans and the Credit Agreement are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Revolver	Term Loans	Total Repayment
	(In thousands)
2025	$337	$1,275	$—	$—	$1,612
2026	219	1,425	—	—	1,644
2027	—	1,383	—	20,198	21,581
2028	—	1,439	—	22,500	23,939
2029	—	651,499	110,000	278,125	1,039,624
Thereafter	—	656,614	—	—	656,614
	556	1,313,635	110,000	320,823	1,745,014
Interest imputed on finance leases	—	—	—	—	—
Original issue (discount) premium	—	—	—	(2,889)	(2,889)
Current portion	(337)	(1,275)	—	—	(1,612)
Non-current portion	$219	$1,312,360	$110,000	$317,934	$1,740,513

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia. The obligations amounted to approximately AUD53.1 million, or $33.0 million, based on exchange rates in effect as of December 31, 2024.

At December 31, 2024, the Company also had five letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.3 million. The guarantees exist over the term of the respective contracts.

Except as discussed above, the Company does not have any off-balance sheet arrangements.
12.
Leases

The Company has operating and finance leases for facilities, ground leases, office space, computers, copier equipment and transportation vehicles that have remaining lease terms of one year to seventy-six years, some of which include options to extend the lease for up to ten years.

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$95,327	$102,204
Finance lease assets	Property and Equipment, Net	514	1,205
Total lease assets		$95,841	$103,409

Liabilities
Current
Operating	Operating lease liabilities, current portion	$25,335	$24,640
Finance [1]	Current portion of long-term debt	337	731
Noncurrent
Operating	Operating Lease Liabilities	73,638	82,114
Finance [1]	Other Non-Current Liabilities	219	549
Total lease liabilities		$99,529	$108,034

[1] Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$34,359	$34,262
Finance lease cost:
Amortization of right-of-use assets	691	691
Interest on lease liabilities	35	62
Total finance lease cost	726	753
Short-term lease cost	13,302	10,865
Total lease cost	$48,387	$45,880
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35,085	$34,933
Operating cash flows for finance leases	$36	$65
Financing activities for finance leases	$728	$694
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,324	$35,233
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted average remaining lease term:
Operating leases	5.5	5.9 years
Finance leases	0.9	1.8 years
Weighted average discount rate:
Operating leases	6.60%	6.27%
Finance leases	3.90%	3.90%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2024 (in thousands).

	Operating Leases	Finance Leases
2025	$33,471	$337
2026	25,103	219
2027	21,457	—
2028	16,128	—
2029	8,247	—
Thereafter	13,514	—
Total minimum lease payments	117,920	556
Less: amount of lease payment representing interest	(18,947)	—
Present value of future minimum lease payments	98,973	556
Less: current obligations under leases	(25,335)	(337)
Long-term lease obligations	$73,638	$219

13.
Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2024, 2023 and 2022, the Company provided matching contributions of $9.5 million, $8.5 million and $7.2 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2024, 2023 or 2022.

The Company had a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provided for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2024, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

The Company and its Executive Chairman entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, GEO will credit an amount equal to $1,000,000 (the "Employment Contributions Account"). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. As the Executive Chairman's retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as per the Executive Chairman's former retirement agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $12.6 million at December 31, 2024 which is fully funded. The following table presents the balance due to the Executive Chairman at the end of the next five years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to the Company under his Executive Chairman Employment Agreement:

Period End	Retirement Obligation
(In thousands)
12/31/2025	$16,336
12/31/2026	$20,856
12/31/2027	$26,351
12/31/2028	$33,029
12/31/2029	$41,147

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

	December 31, 2024	December 31, 2023
Accumulated Benefit Obligation, End of Year	$24,007	$23,882

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$27,790	$26,207
Service Cost	653	745
Interest Cost	1,365	1,345
Actuarial (Gain) Loss	(1,772)	421
Benefits Paid	(1,009)	(928)
Projected Benefit Obligation, End of Year	$27,027	$27,790
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	1,009	928
Benefits Paid	(1,009)	(928)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(27,027)	$(27,790)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	(1,921)	(90)
Total Pension Cost	$(1,921)	$(90)

	2024	2023
Components of Net Periodic Benefit Cost
Service Cost	$653	$745
Interest Cost	1,365	1,345
Amortization of:
Net Loss	59	-
Net Periodic Pension Cost	$2,077	$2,090
Weighted Average Assumptions for Expense
Discount Rate	5.70%	5.00%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.44%	4.40%

The long-term portion of the pension liability related to the defined benefit plan as of December 31, 2024 and 2023 was $26.2 million and $27.0 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

The amount included in accumulated other comprehensive income as of December 31, 2024 that has not yet been recognized as a component of net periodic benefit cost is $1.9 million. There was no amount included in other accumulated comprehensive income as of December 31, 2024 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2025.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2025	$1,279
2026	1,491
2027	1,703
2028	1,867
2029	2,069
Thereafter	18,618
$27,027

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $46.9 million at December 31, 2024. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total liability for this plan at December 31, 2024 and 2023 was approximately $41.8 million and $38.6 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of this liability was $2.7 million and $2.8 million as of December 31, 2024 and 2023, respectively.

14.
Business Segments and Geographic Information

Operating and Reporting Segments

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate recourses and assess performance. The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business.

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

Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of the operating segments is evaluated based on segment operating income, which is defined as income before income taxes before the following: unallocated corporate general and administrative expenses, interest expense, net, loss on extinguishment of debt, and certain gains and losses not allocated to the operating segments. The CODM uses segment operating income as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when evaluating performance for each segment and making decisions about capital allocation.

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2024, 2023 and 2022, respectively.

Fiscal Year 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,604,386	$332,826	$277,566	$208,924	$2,423,702
Less:
Labor and Related Taxes [1]	885,863	91,262	126,610	122,039	1,225,774
Medical Services and Supplies [1]	63,585	—	—	—	63,585
Other Segment Items [2]	352,021	94,209	92,659	72,451	611,340
Operating Income from Segments	$302,917	$147,355	$58,297	$14,434	$523,003
Unallocated amounts:
General and administrative expense					(213,028)
Net interest expense					(181,837)
Loss on extinguishment of debt					(86,637)
Net loss on asset divestitures/impairment					(2,907)
Income before income taxes and equity in earnings of affiliates					$38,594

Capital Expenditures	$46,837	$24,190	$6,206	$1,458	$78,691
Depreciation and amortization	$85,685	$24,523	$13,619	$2,393	$126,220

Fiscal Year 2023	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,518,292	$425,879	$275,102	$193,894	$2,413,167
Less:
Labor and Related Taxes [1]	824,893	96,510	125,626	104,028	1,151,057
Medical Services and Supplies [1]	71,483	—	—	—	71,483
Other Segment Items [2]	351,927	116,466	100,741	78,338	647,472
Operating Income from Segments	$269,989	$212,903	$48,735	$11,528	$543,155
Unallocated amounts:
General and administrative expense					(190,766)
Net interest expense					(210,500)
Loss on extinguishment of debt					(8,532)
Net gain on asset divestitures/impairment					4,691
Income before income taxes and equity in earnings of affiliates					$138,048

Capital Expenditures	$48,270	$17,434	$4,403	$2,895	$73,002
Depreciation and amortization	$78,917	$28,053	$16,588	$2,226	$125,784

Fiscal Year 2022	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,437,831	$496,268	$255,428	$187,200	$2,376,727
Less:
Labor and Related Taxes [1]	755,290	95,157	113,649	89,261	1,053,357
Medical Services and Supplies [1]	67,327	—	—	—	67,327
Other Segment Items [2]	334,396	162,917	98,856	78,957	675,126
Operating Income from Segments	$280,818	$238,194	$42,923	$18,982	$580,917
Unallocated amounts:
General and administrative expense					(196,972)
Net interest expense					(148,562)
Loss on extinguishment of debt					(37,895)
Net gain on asset divestitures/impairment					32,332
Income before income taxes and equity in earnings of affiliates					$229,820

Capital Expenditures	$52,613	$31,354	$3,181	$2,878	$90,026
Depreciation and amortization	$80,600	$31,838	$18,416	$2,071	$132,925

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included in the amounts shown.

[2] Other segment items include:

U.S. Secure Services - depreciation and amortization, food services and supplies, utilities, repairs and maintenance, rent and lease expense and certain other overhead expenses.

Electronic Monitoring and Supervision Services - depreciation and amortization, cost of goods sold, rent and lease expense and certain other overhead expenses.

Reentry Services - depreciation and amortization, medical services and supplies, food services and supplies, rent and lease expense, utilities and certain other overhead expenses.

International Services - medical services and supplies, food services and supplies, utilities, repairs and maintenance and certain other overhead expenses.

Segment Assets

	2024	2023
	(In thousands)
Segment assets:
U.S. Secure Services	$2,356,105	$2,390,803
Electronic Monitoring and Supervision Services	504,782	511,984
Reentry Services	465,014	478,124
International Services	71,610	77,005
Total segment assets	$3,397,511	$3,457,916

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2024 and 2023, respectively.

	2024	2023
	(In thousands)
Reportable segment assets	$3,397,511	$3,457,916
Cash	76,896	93,971
Deferred income tax assets	9,522	8,551
Restricted cash and investments, current and non-current	148,151	135,968
Total assets	$3,632,080	$3,696,406

Geographic Information

During each of the years ended December 31, 2024, 2023 and 2022, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, (ii) the Company's wholly owned subsidiaries, GEO Ravenhall Finance Holdings Pty. Ltd. and GEO Ravenhall Holdings Pty. Ltd. which, together, had a design and construction contract for a facility in Ravenhall, Australia (these subsidiaries were sold in September 2022), and (iii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

Fiscal Year	2024	2023	2022
	(In thousands)
Revenues:
U.S. operations	$2,214,778	$2,219,400	$2,189,527
Australia operations	190,872	177,653	168,225
South African operations	18,052	16,114	18,975
Total revenues	$2,423,702	$2,413,167	$2,376,727
Property and Equipment, net:
U.S. operations	$1,890,662	$1,933,460	$1,991,968
Australia operations	8,944	10,700	9,961
South African operations	84	118	92
Total Property and Equipment, net	$1,899,690	$1,944,278	$2,002,021

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

Fiscal Year	2024	2023
	(In thousands)
Revenues:
Secure Services [1]	$1,813,310	$1,712,186
Electronic Monitoring and Supervision Services	332,826	425,879
Reentry Services	277,566	275,102
Total revenues	$2,423,702	$2,413,167

[1] Includes international secured services

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2024, 2023 and 2022 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $0.3 million, $1.7 million and $2.5 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company’s investment in SACS was $7.2 million and $9.1 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $1.9 million, $2.2 million and $1.9 million, in 2024, 2023 and 2022, respectively, from this unconsolidated joint venture.

The Company has recorded $2.4 million, $2.9 million and $2.2 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company’s investment in GEOAmey was $10.3 million and $11.2 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $3.2 million, $0.8 million and $2.6 million in 2024, 2023 and 2022, respectively, from this unconsolidated joint venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2024	2023	2022
Various agencies of the U.S Federal Government:	62%	63%	64%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2024	2023
Various agencies of the U.S Federal Government:	64%	54%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, our ISAP contract accounted for 10%, 14% and 17% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

15.
Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2024	2023	2022
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$22,723	$125,495	$205,360
Foreign	15,871	12,553	24,460
Income before income taxes and equity in earnings in affiliates	$38,594	$138,048	$229,820

The provision for income taxes consists of the following components:

	2024	2023	2022
	(In thousands)
Federal income taxes (benefit):
Current	$(2,253)	$23,107	$25,699
Deferred	3,913	1,256	17,328
	1,660	24,363	43,027
State income taxes (benefit):
Current	3,952	6,139	10,422
Deferred	(1,406)	766	3,960
	2,546	6,905	14,382
Foreign income taxes (benefit):
Current	6,165	4,677	39,904
Deferred	(970)	(546)	(34,414)
	5,195	4,131	5,490
Total U.S. and foreign provision for income taxes	$9,401	$35,399	$62,899

A reconciliation of the statutory U.S. federal tax rate of 21% and the effective income tax rate is as follows:

	2024	2023	2022
	(In thousands)
Provisions using statutory federal income tax rate	$8,105	$28,990	$48,262
State income taxes, net of federal tax benefit	2,291	8,221	12,738
Change in valuation allowance	(24)	(3,292)	(242)
Federal tax credits	(1,507)	(1,733)	(1,742)
Effect of tax rate differential in foreign jurisdictions	1,412	1,137	1,932
Tax impact of vested equity compensation	192	2,879	5,839
Asset divestiture	(921)	(1,529)	(5,596)
Interest deduction on equity issued (convertible debt)	(3,503)	—	—
Political contributions	1,090	629	713
Change in cash surrender value - COLI	(1,300)	(1,158)	1,188
Disallowed executive compensation - non-equity	1,174	1,444	711
Other, net	2,392	(189)	(904)
Total provision for income taxes	$9,401	$35,399	$62,899

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to the net tax benefit of $3.5 million ($42.5 million tax benefit of the tax deduction less $39.0 million tax expense of the related uncertain tax position as further detailed in the unrecognized tax benefits section below) related to the $174.4 million tax deduction for GEO shares issued to holders of our 6.50% Exchangeable Senior Notes due 2026 that participated in private exchange transactions during 2024 as reflected in shareholders' equity, the tax benefit from the release of a valuation allowance of $3.3 million on certain state net operating losses used in 2023, and lower taxes on asset divestitures in 2024, 2023 and 2022 of $0.9 million, $1.5 million and $5.6 million, respectively. Additionally, taxes differ due to state income taxes and foreign income taxes in excess of the US statutory rate in the presented periods. State income taxes, net of federal tax benefits of $2.3 million, $8.2 million, and $12.7 million were incurred in 2024, 2023, and 2022, respectively.

The following table presents the breakdown between non-current net deferred tax assets as classified on the balance sheets as of December 31, 2024 and 2023:

	2024	2023
	(In thousands)
Deferred tax assets - non-current	$9,522	$8,551
Deferred tax liabilities - non-current	(78,198)	(77,369)
Total net deferred tax liabilities	$(68,676)	$(68,818)

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:	(In thousands)
Net operating losses	$18,750	$16,492
Accrued liabilities	12,907	20,408
Deferred compensation	17,974	16,812
Accrued compensation	8,595	9,485
Deferred revenue	1,071	1,446
Tax credits	2,264	3,376
Equity awards	3,797	3,537
Operating lease liability	24,809	26,627
Other, net	5,579	884
Valuation allowance	(19,331)	(19,105)
Total deferred tax assets	$76,415	$79,962
Deferred tax liabilities:
Depreciation	$(79,352)	$(81,949)
Intangible assets	(41,838)	(41,329)
Other, net	(17)	(16)
Lease right-of-use assets	(23,884)	(25,486)
Total deferred tax liabilities	$(145,091)	$(148,780)

Total net deferred tax assets (liabilities)	$(68,676)	$(68,818)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2024 and 2023, the Company has a valuation allowance of $19.3 million and $19.1 million, respectively related to deferred tax assets for foreign net operating losses and foreign tax credits, state net operating losses and state tax credits. The valuation allowance increased by $0.2 million during the year ended December 31, 2024 related to certain deferred tax assets that were determined to not be more likely than not to be realized.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are permanently invested outside the United States. At December 31, 2024, $7.2 million of accumulated undistributed earnings of non-U.S. subsidiaries were permanently invested outside the United States. At the existing U.S. federal income and applicable foreign withholding tax rates, additional taxes (net of foreign tax credits) of $0.4 million, consisting solely of withholding taxes, would have to be provided if such earnings were remitted currently.

At December 31, 2024, the Company had $138.4 million of Federal net operating loss carryforwards and $383.5 million of combined net operating loss carryforwards in various states which will begin to expire in 2025. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses. Related to the 6.50% Exchangeable Senior Notes exchange transaction, the Company also has uncertain tax positions of $138.4 million and $155.1 million offsetting the above federal and state net operating losses, respectively.

Also, as of the year ended December 31, 2024, the Company had $20.1 million of foreign net operating losses and $0.2 million foreign capital losses which carry forward indefinitely and $0.3 million of state tax credits which will begin to expire in 2025. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2024, the deferred tax asset related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $3.8 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
	(In thousands)
Balance at Beginning of Period	$1,538	$1,520	$1,105
Additions based on tax positions related to the current year	40,707	—	581
Additions for tax positions of prior years	459	75	57
Reductions as a result of a lapse of applicable statutes of limitations	(101)	(57)	(223)
Balance at End of Period	$42,603	$1,538	$1,520

All tax figures in the above reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $5.3 million of uncertain tax benefits as of December 31, 2024 which is inclusive of the federal tax benefit on state income taxes. This accrual includes $3.5 million related to the tax deduction on shares provided related to the 6.50% Exchangeable Senior Notes exchange transactions. This accrual does not include an uncertain tax position of $35.5 million related to the tax deduction on provided shares, as it has been netted in accordance with ASC 740-10 against the related deferred tax assets for generated federal and state net operating losses. The Company believes that it is reasonably possible that a decrease may be necessary in the unrecognized tax benefits within twelve months of the reporting date of approximately $0.2 million, related to tax exposures, due to a lapse of the statute of limitation. Included in the balance of uncertain tax positions as of December 31, 2024 are $40.8 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to tax examination of its 2020 U.S. federal return. Additionally, with few exceptions, it is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

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

During the year ended December 31, 2024, the Company recognized a net increase in interest of $0.1 million related to the unrecognized tax benefits noted in the table above. There was no potential penalty recorded during the years ended December 31, 2024 or 2023. The net decrease in interest during the year ended December 31, 2022 was not significant. During the year ended December 31, 2022, the Company recorded a potential penalty of $0.1 million.

The Company has approximately $0.5 million accrued for the payment of interest and penalties at December 31, 2024. The Company had approximately $0.4 million accrued for the payment of interest and penalties at December 31, 2023. The Company had approximately $0.1 million accrued for the payment of interest and penalties at December 31, 2022. The Company classifies interest and penalties as interest expense and operating expense, respectively.

16.
Commitments, Contingencies and Other Matters

Retirement of Brian Evans as Chief Executive Officer

On December 11, 2024, Brian Evans, the Company’s former Chief Executive Officer, provided notice to the Company of his retirement effective December 31, 2024 (the “Separation Date”).

Mr. Evans and GEO entered into a Separation Agreement and General Release on December 13, 2024 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Evans will be entitled to receive the following in addition to accrued wages: (i) the payment of $85,834 per month commencing on the Separation Date and continuing through December 31, 2026; (ii) the payment of his annual performance award for the year ending December 31, 2024, which will be paid in 2025, at the same time and under the same terms as other GEO executives: (iii) the benefits described in Section 5 of his employment agreement for Mr. Evans and his covered dependents for a period of five years after the Separation Date; (iv) all of the Company’s interest in any automobile used by Mr. Evans pursuant to the Company’s Executive Automobile Policy (the “Executive Automobile Policy”) and the Company shall pay the balance of any outstanding loan or lease on such automobile; (v) all outstanding unvested stock options and restricted stock granted to Mr. Evans prior to his retirement will fully vest immediately upon the Separation Date, provided, however that any restricted stock that is still subject to performance-based vesting shall vest when and to the extent the Compensation Committee certifies that the performance goals are actually met; and (vi) the payment of reasonable legal fees and costs incurred by Mr. Evans in connection with the Separation Agreement up to $25,000. The Separation Agreement also contains a mutual release, confidentiality and non-disparagement provisions.

Appointment of J. David Donahue as Chief Executive Officer

J. David Donahue was appointed Chief Executive Officer on December 16, 2024, effective January 1, 2025.

Mr. Donahue joined GEO as the Eastern Region Vice President in 2009 after a career in corrections with the States of Indiana and Kentucky as well as the Federal Bureau of Prisons. Mr. Donahue was promoted to Senior Vice President and President, GEO Corrections and Detention in January 2016 and served in that position until he retired in July 2020. Mr. Donahue served as a consultant to GEO from July 2020 through July 2023.

In connection with his appointment, Mr. Donahue and the Company entered into an Executive Employment Agreement (the “Employment Agreement”) on December 16, 2024 to provide that Mr. Donahue will be employed by the Company for a two-year term beginning January 1, 2025 (the “Effective Date”). The term of the Employment Agreement may be extended by mutual agreement of the parties on an annual basis subject to the termination provisions in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Donahue will serve as Chief Executive Officer and report directly to the Executive Chairman. Either Mr. Donahue or the Company may terminate Mr. Donahue’s employment under the Employment Agreement for any reason upon not less than thirty (30) days written notice.

Under the terms of the Employment Agreement, Mr. Donahue will be paid an annual base salary of $1,000,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Mr. Donahue will also be entitled to receive a target annual performance award of 100% of Mr. Donahue’s base salary and be entitled to receive an annual equity incentive award of restricted stock with a grant date fair value equal to at least 100% of Mr. Donahue’s base salary that shall vest upon the attainment of certain performance goals in accordance with the terms of the Company’s equity compensation plan.

The Employment Agreement provides that upon the separation of employment by Mr. Donahue for good reason, by the Company without cause or upon the death or disability of Mr. Donahue, he will be entitled to receive a separation payment equal to one (1) times the sum of his annual base salary. The Company will also continue to provide Mr. Donahue and any covered dependents with the Executive Benefits as defined in the Employment Agreement for a period of eighteen (18) months after the date of separation. In the event of Mr. Donahue’s death within such eighteen (18) month period, the Company will continue to provide the Executive Benefits to Mr. Donahue’s covered dependents, and, if applicable to Mr. Donahue’s estate. In addition, the Employment Agreement provides that upon such separation, GEO will transfer all of its interest in any automobile used by Mr. Donahue pursuant to the Executive Automobile Policy and pay the balance of any outstanding loans or leases on such automobile so that Mr. Donahue owns the automobile outright. In the event such automobile is leased, GEO will pay the residual cost of the lease. Lastly, all of the outstanding and unvested stock options and restricted stock granted to Mr. Donahue prior to separation will fully vest immediately upon separation; provided, however that any restricted stock that is subject to performance-based vesting shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met. Upon a separation of employment by GEO for cause or by Mr. Donahue without good reason, Mr. Donahue will be entitled to only the amount of compensation that is due through the effective date of the separation. Except that if Mr. Donahue’s separation from his employment is the result of his retirement in accordance with the Company’s then-current Senior Officer Retirement Plan (the “Retirement Plan”), all of the outstanding unvested stock options and restricted stock granted to Mr. Donahue prior to his retirement will fully vest immediately as of the date of his retirement; provided however, that any restricted stock that is still subject to performance-based vesting at the time of his retirement shall only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met, and provided that Mr. Donahue remains in full compliance with the restrictive covenants set forth in the Employment Agreement. The Employment Agreement also provides that termination of the Employment Agreement for any reason shall not affect Mr. Donahue’s rights under the then applicable Retirement Plan. Mr. Donahue began receiving the retirement benefits he was eligible for upon his retirement in July 2020 pursuant to the terms of the Retirement Plan. GEO will suspend the payment of retirement benefits while Mr. Donahue is employed as Chief Executive Officer. The Employment Agreement

includes a non-competition covenant that runs through the three-year period following the separation of the executive’s employment, and confidentiality and work product provisions.

Collective Bargaining Agreements

The Company had approximately 57% of its workforce covered by collective bargaining agreements at December 31, 2024. Collective bargaining agreements with 17% of employees are set to expire in less than one year.

Contract Developments

On February 27, 2025, the Company announced that it has been awarded a 15-year, fixed price contract by ICE to provide support services for the establishment of a federal immigration processing center at its company-owned, 1000-bed Delaney Hall Facility in Newark, New Jersey. GEO’s support services include the exclusive use of the Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

In the first weeks of the new Administration, President Trump issued an Executive Order reversing the prior Administration's Executive Order that had directed the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately-operated criminal detention facilities.

In January of 2025, the United States District Court for the Central District of California lifted the long-standing intake restrictions at the Adelanto ICE Processing Center, which dated back to the early days of the COVID pandemic.

During the fourth quarter of 2024, Contracts for the Company's 1,940-bed Adelanto ICE Processing Center; 400-bed Mesa Verde ICE Processing Center; 750-bed Desert View Annex; and 700-bed Golden State Annex were renewed for five-year terms through December of 2029.

Commitments

As of December 31, 2024, the Company had contractually required commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing contractually required capital projects will cost approximately $76.3 million, of which $51.8 million was spent through 2024. The Company estimates the remaining capital requirements related to these contractually required capital projects to be approximately $24.5 million. These projects are expected to be completed through 2025.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

Shareholder and Derivative Litigation

On July 7, 2020, a putative shareholder class action lawsuit was filed against the Company and its current and former officers George C. Zoley and Brian R. Evans in the U.S. District Court for the Southern District of Florida. The parties resolved this matter following mediation for a payment to a settlement class of $3 million paid by the Company's insurance carrier. On November 17, 2023, the court entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement.

After the putative shareholder class action lawsuit was filed, three related putative shareholder derivative actions were also filed. These cases generally alleged breaches of fiduciary duties premised on alleged materially false and misleading statements and/or omissions related to pending litigation, as alleged in the shareholder class action. First, on July 1, 2021, a putative shareholder derivative complaint was filed by Anning Fang, a purported stockholder, in Palm Beach County, Florida Circuit Court against the Company, as well as current and former Company directors and officers George C. Zoley, Jose Gordo, Brian R. Evans, Ann M. Schlarb, Richard H. Glanton, Anne N. Foreman, Christopher C. Wheeler, Julie M. Wood, Guido van Hauwermeiren, Scott M. Kernan, and Duane Helkowski (collectively, the “State-Court Defendants”). Second, on November 12, 2021, a putative shareholder derivative complaint was filed by Rui Zhang, a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company, the State-Court Defendants, as well as then current and former Company officers David Venturella and J. David Donahue (collectively, the “Derivative Defendants”). Third, on August 24, 2022, a putative stockholder derivative complaint was filed by Gerardo Maldonado Jr., a purported stockholder, in the U.S. District Court for the Southern District of Florida against the Company and the Derivative Defendants.

The state-court Fang complaint alleged breach of fiduciary duty and unjust enrichment claims against the State-Court Defendants relating to purported healthcare and quality of care deficiencies, an allegedly inadequate response to the COVID-19 pandemic, alleged forced labor by detainees, and alleged exposure to pending litigation, which purportedly led to damage to GEO. The Zhang and Maldonado federal-court complaints make similar allegations of breach of fiduciary duty as to the Derivative Defendants, asserted claims for unjust enrichment and waste of corporate assets, and also alleged that the Derivative Defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and that Mr. Zoley contributed to alleged violations of Sections 10(b) and 21D of the Exchange Act.

Following mediation, the Zhang parties reached an agreement to resolve all derivative claims with the Company agreeing to adopt certain corporate governance policies. On September 6, 2024, the Zhang court entered an Order Approving Final Settlement and Final Judgment. The approval of the settlement by the Zhang court released all of the claims asserted in the Fang and Maldonado complaints as well. Thus, the Fang parties and the Maldonado parties agreed to dismissals with prejudice of those respective derivative actions. On November 7, 2024, following a Joint Stipulation of Dismissal with Prejudice, the Fang court entered a Final Order of Dismissal with Prejudice. Similarly, on November 21, 2024, following a Stipulation and Proposed Order Voluntarily Dismissing Action, the Maldonado court entered an Order Closing Case and Dismissing with Prejudice.

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeal. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit Court of Appeals issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit Court of Appeals was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit Court of Appeals’ decision. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor et al. v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses persons in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations

Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit Court of Appeals issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing. On February 12, 2025, the United States Department of Justice filed a Motion for 30-day extension of time to file an Amicus Brief supporting GEO’s Petition for Rehearing En Banc.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court is scheduled to hear arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025.

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

Other Assessment

A New Mexico non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that was approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024. The managed audit is ongoing at this time.

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

17.
Subsequent Events

Executive Officer Developments

On February 24, 2025, Dr. George Zoley, the Company's Founder and Executive Chairman of the Company, and the Board discussed their mutual desire for Dr. Zoley to continue to serve as Executive Chairman beyond the original term that concludes on June 30, 2026 on terms to be mutually agreed upon. Although Dr. Zoley and the Company had previously contemplated Dr. Zoley concluding his term as Executive Chairman on June 30, 2026 and continuing to serve as an Advisor and as Non-Executive Chairman, the Board and Dr. Zoley believe it would be in the bests interests of the Company for Dr. Zoley to continue in the role of Executive Chairman given the large volume of new federal contract opportunities.

Also on February 24, 2025, Mr. Wayne Calabrese, President and Chief Operating Officer of GEO informed the Company that he will be retiring from his executive officer roles effective March 31, 2025 (the “Effective Date”). The Company and Mr. Calabrese intend to enter into a consulting agreement pursuant to which Mr. Calabrese will serve as a consultant to GEO following his retirement.

Board Developments

On February 25, 2025, Terry Mayotte resigned for personal reasons from the Board and all Board committee positions of the Company effective immediately following the Company’s 2025 Annual Meeting of Shareholders. Mr. Mayotte’s decision to resign from the Board did not involve any disagreement with GEO, management, or the Board.

On February 25, 2025, the Board approved a decrease to the number of directors which constitute the whole Board from nine directors to seven directors, effective as of the date of the Company’s 2025 Annual Meeting of Shareholders. The effect of the approval is an amendment to Article V, Section 1 of the Company’s Third Amended and Restated Bylaws.

Executive Officer Compensation Developments

On February 24, 2025, the Compensation Committee of the Board unanimously approved the grant of a one-time special recognition stock award to Dr. Zoley, in the amount of 207,862 shares of restricted stock, to be granted on March 3, 2025 (the “Grant Date”), which will vest on the one-year anniversary of the Grant Date.

On February 24, 2025, the Compensation Committee approved and recommended to the Board that it approve certain modifications to GEO's long-term equity incentive plan for senior management (the “LTIP”) administered under the Second Amended and Restated 2018 Stock Incentive Plan. The Board approved the modifications to the LTIP on February 25, 2025. GEO's prior awards under the LTIP consisted 100% of performance-based restricted stock using two vesting metrics to calculate the performance stock award payouts: (1) TSR and (2) ROCE. Under the amended LTIP, stock awards to senior management beginning in 2025 will consist of an award where 50% of the stock award is time-based restricted stock vesting over three years and 50% of the stock award will consist of a performance-based award of restricted stock using the performance metrics of TSR and ROCE to calculate payouts (50% of the performance-based component will use TSR and 50% of the performance-based component will use ROCE). The maximum payout of stock under the performance-based component of the award will be capped at 180%, down from 200%.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2024.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2024.

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

Item 9B. Other Information

Executive Officer Developments

On February 24, 2025, Dr. George Zoley, the Company's Founder and Executive Chairman of The GEO Group, Inc. (“GEO” or the “Company”), and the Board of Directors (the “Board”) discussed their mutual desire for Dr. Zoley to continue to serve as Executive Chairman beyond the original term that concludes on June 30, 2026 on terms to be mutually agreed upon. Although Dr. Zoley and the Company had previously contemplated Dr. Zoley concluding his term as Executive Chairman on June 30, 2026 and continuing to serve as an Advisor and as Non-Executive Chairman, the Board and Dr. Zoley believe it would be in the bests interests of the Company for Dr. Zoley to continue in the role of Executive Chairman in light of the unprecedented business opportunities that GEO is experiencing, and how Dr. Zoley's institutional knowledge regarding GEO and the industry as whole, as well as his experience with business development and customer relationships can greatly assist and guide GEO during this time period.

Also on February 24, 2025, Mr. Wayne Calabrese, President and Chief Operating Officer of GEO informed the Company that he will be retiring from his executive officer roles effective March 31, 2025 (the “Effective Date”). The Company and Mr. Calabrese intend to enter into a consulting agreement pursuant to which Mr. Calabrese will serve as a consultant to GEO following his retirement. Mr. Calabrese joined GEO originally in 1989, retiring as its President and Chief Operating Officer at the end of 2010. Following his service as a Company advisor, Mr. Calabrese rejoined the Company on a full-time basis in 2021 as GEO’s Senior Vice President of Legal Services. From December 2022 through December 2023, Mr. Calabrese served as GEO’s Senior Vice President and Chief Operating Officer, and in January 2024, Mr. Calabrese was appointed to his current position as President and Chief Operating Officer of the Company. GEO thanks Mr. Calabrese for his years of dedicated service and looks forward to his continued contributions to GEO.

Board Developments

On February 25, 2025, Terry Mayotte resigned for personal reasons from the Board and all Board committee positions of the Company effective immediately following the Company’s 2025 Annual Meeting of Shareholders. Mr. Mayotte’s decision to resign from the Board did not involve any disagreement with GEO, management, or the Board. GEO and the Board thank Mr. Mayotte for his dedicated service to the Board and the various Board committees he served on.

On February 25, 2025, the Board approved a decrease to the number of directors which constitute the whole Board from nine directors to seven directors, effective as of the date of the Company’s 2025 Annual Meeting of Shareholders. The effect of the approval is an amendment to Article V, Section 1 of the Company’s Third Amended and Restated Bylaws.

Executive Officer Compensation Developments

On February 24, 2025, the Compensation Committee of the Board unanimously approved the grant of a one-time special recognition stock award to Dr. Zoley, in the amount of 207,862 shares of restricted stock, to be granted on March 3, 2025 (the “Grant Date”), which will vest on the one-year anniversary of the Grant Date. The Compensation Committee approved this special recognition stock award in light of: (1) the exceptional recent Company performance, both operational and on the basis of Total Shareholder Return, (2) Dr. Zoley's operational and leadership responsibilities that have expanded beyond his expected duties in the Executive Chairman role over the past 3-years due to turnover of multiple CEO’s and (3) his leadership in the areas of business development and customer relationships and the achievements obtained in these areas reflecting his status as a founder of the industry with deep networks developed over time across the government and with other key customers. In approving this special recognition stock award, the Compensation Committee took into account the 92,138 shares of restricted stock that had been granted to Dr. Zoley in 2024.

On February 24, 2025, the Compensation Committee approved and recommended to the Board that it approve certain modifications to GEO's long-term equity incentive plan for senior management (the “LTIP”) administered under the Second Amended and Restated 2018 Stock Incentive Plan. The Board approved the modifications to the LTIP on February 25, 2025. GEO's prior awards under the LTIP consisted 100% of performance-based restricted stock using two vesting metrics to calculate the performance stock award payouts: (1) Total Shareholder Return (“TSR”) and (2) Return on Capital Employed (“ROCE”). Under the amended LTIP, stock awards to senior management beginning in 2025 will consist of an award where 50% of the stock award is time-based restricted stock vesting over three years and 50% of the stock award will consist of a performance-based award of restricted stock using the performance metrics of TSR and ROCE to calculate payouts (50% of the performance-based component will use TSR and 50% of the performance-based component will use ROCE). The maximum payout of stock under the performance-based component of the award will be capped at 180%, down from 200%.

Rule 10b5-1 Trading Arrangements

Shayn P. March, Executive Vice President, Finance and Treasurer, entered into a 10b5-1 trading plan on November 21, 2024 (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 57,000 shares of GEO common stock and will be in effect until the earlier of (i) November 14, 2025 and (ii) the date on which all of the shares have been sold. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities.

Other than as disclosed above, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

We have insider trading policies and procedures that govern the purchase, sale, and other disposition of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

3.1	Articles of Merger, effective as of June 27, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 30, 2014).	https://www.sec.gov/Archives/edgar/data/923796/000119312514254491/d750635dex32.htm

3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024).	https://www.sec.gov/Archives/edgar/data/923796/000119312524135357/d784973dex31.htm

3.3	Third Amended and Restated Bylaws of The GEO Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2021).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521195250/d192125dex31.htm

3.4	Amendment to Third Amended and Restated Bylaws, effective January 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522019826/d305099dex31.htm

3.5	Amendment to Third Amended and Restated Bylaws, effective February 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312522045923/d106900dex31.htm

3.6	Amendment to Third Amended and Restated Bylaws, effective December 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 28, 2022).	https://www.sec.gov/Archives/edgar/data/923796/000119312522313783/d398856dex31.htm

3.7	Amendment to Third Amended and Restated Bylaws, effective February 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 15, 2024).	https://www.sec.gov/Archives/edgar/data/923796/000119312524037639/d763000dex31.htm
3.8	Amendment to Third Amended and Restated Bylaws, effective June 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 18, 2024).	https://www.sec.gov/Archives/edgar/data/923796/000119312524163412/d855800dex31.htm

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

4.2	Form of 6.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.9).	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521065641/d85561dex41.htm

4.3

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC as trustee and collateral agent, relating to the 8.625% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex41.htm

Current Report on Form 8-K, filed on April 24, 2024).**.

4.4	Form of Secured Note (included in Exhibit 4.3).	https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex41.htm

4.5

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC, as trustee, relating to the 10.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 24, 2024).**

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex43.htm

4.6	Form of Unsecured Note (included in Exhibit 4.5).	https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex43.htm

4.7	Description of Registrant's Securities (incorporated by reference to exhibit 4.14 to the Company's Annual Report on Form 10-K filed on February 27, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000095017023004713/geo-ex4_14.htm
4.8	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex41.htm

4.9	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex42.htm

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

10.3	Amendment to The GEO Group, Inc. Senior Management Performance Award Plan (incorporated by reference to	https://www.sec.gov/Archives/edgar/data/923796/000095017023004713/geo-ex10_3.htm

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

10.8	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/0000923796/000119312512090269/d259590dex1039.htm

10.9	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1040.htm

10.10	The GEO Group, Inc. Second Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024) †	https://www.sec.gov/Archives/edgar/data/923796/000119312524135357/d784973dex101.htm

10.11	The GEO Group, Inc. Amended and Restated Employee Stock	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521150222/d178751dex102.htm

Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 4, 2021). †

10.12

Separation and General Release Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex101.htm

10.13

Executive Chairman Employment Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex102.htm

10.14

Amended and Restated Executive Retirement Agreement, dated as of May 27, 2021, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 1, 2021). †

https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex103.htm

10.15

Separation and General Release Agreement, entered into on November 29, 2023, between The GEO Group, Inc. and Jose Gordo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2023).†

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex101.htm

10.16

Advisory Services Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Jose Gordo (incorporated by reference t Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex102.htm

10.17	Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Brian Evans (incorporated by reference to Exhibit 10.3 to the Company's	https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex103.htm

Current Report on Form 8-K filed on December 5, 2023). †

10.18

Executive Employment Agreement, dated as of June 22, 2021, between The GEO Group, Inc. and Shayn March (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex104.htm

10.19

Executive Employment Agreement, effective as of January 1, 2024, between The GEO Group, Inc. and Wayne Calabrese (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 5, 2023). †

https://www.sec.gov/Archives/edgar/data/923796/000119312523289201/d628144dex105.htm

10.20

Credit Agreement, dated as of April 18, 2024, by and among The GEO Group, Inc. and GEO Corrections Holdings, Inc, as borrowers, Citizens Bank, N.A. as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 24, 2024).**

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex103.htm

10.21

First Lien Intercreditor Agreement, dated as of April 18, 2024, by and among The GEO Group, Inc., GEO Corrections Holdings, Inc., the Guarantors, Citizens Bank, N.A., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Ankura Trust Company, LLC, as Initial Additional Collateral Agent and Initial Additional Authorized Representative, and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2024).

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex101.htm

10.22	Executive Employment Agreement, effective as of July 8, 2024, between The GEO Group, Inc. and Mark J. Suchinski (incorporated by reference to	https://www.sec.gov/Archives/edgar/data/923796/000119312524158342/d800341dex101.htm

Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2024). †

10.23	Separation and General Release Agreement, entered into on December 3, 2024, between The GEO Group, Inc. and James H. Black.* †

10.24	Consultant Agreement, effective January 1, 2025, between The GEO Group, Inc. and James H. Black.* †

10.25

Separation Agreement and General Release, entered into on December 13, 2024, between The GEO Group, Inc. and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2024). †

https://www.sec.gov/Archives/edgar/data/923796/000119312524279667/d847086dex101.htm

10.26

Executive Employment Agreement, entered into on December 16, 2024, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 16, 2024). †

https://www.sec.gov/Archives/edgar/data/923796/000119312524279667/d847086dex102.htm

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Company*

22.1	List of Guarantor Subsidiaries *

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	The GEO Group, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 29, 2024). †	https://www.sec.gov/Archives/edgar/data/923796/000095017024023181/geo-ex97_1.htm
101

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

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

/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Executive Chairman	February 28, 2025
George C. Zoley
/s/ J. David Donahue	Chief Executive Officer and Director (principal executive officer)	February 28, 2025
J. David Donahue

/s/ Mark J. Suchinski	Chief Financial Officer	February 28, 2025
Mark J. Suchinski	(principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 28, 2025
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Terry Mayotte	Director	February 28, 2025
Terry Mayotte

/s/ Julie M. Wood	Director	February 28, 2025
Julie M. Wood

/s/ Lindsay L. Koren	Director	February 28, 2025
Lindsay L. Koren

/s/ Jack Brewer	Lead Independent Director	February 28, 2025
Jack Brewer

/s/ Dr. Thomas Bartzokis	Director	February 28, 2025
Dr. Thomas Bartzokis
/s/ Donna Arduin Kauranen	Director	February 28, 2025
Donna Arduin Kauranen

/s/ Scott M. Kernan	Director	February 28, 2025
Scott M. Kernan

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2024, 2023 and 2022

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2024:
Allowance for credit losses	$606	$133	$—	$(54)	$685
YEAR ENDED DECEMBER 31, 2023:
Allowance for credit losses	$809	$397	$—	$(600)	$606
YEAR ENDED DECEMBER 31, 2022:
Allowance for credit losses	$1,155	$189	$14	$(549)	$809