Form 10-Q
period 2025-03-31
GEO GROUP INC
filed 2025-05-07
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 141,342,661 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	$604,647	$605,672
Operating expenses	453,778	441,675
Depreciation and amortization	32,136	31,365
General and administrative expenses	57,749	53,070
Operating income	60,984	79,562
Interest income	1,997	2,474
Interest expense	(42,441)	(51,295)
Loss on extinguishment of debt	—	(39)
Income before income taxes and equity in earnings of affiliates	20,540	30,702
Provision for income taxes	1,826	8,071
Equity in earnings of affiliates, net of income tax provision of $230 and $128, respectively	828	28
Net income	19,542	22,659
Net loss attributable to noncontrolling interests	16	9
Net income attributable to The GEO Group, Inc.	$19,558	$22,668

Weighted-average common shares outstanding:
Basic	137,143	122,497
Diluted	140,915	130,987
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group Inc.-basic	$0.14	$0.15
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.14	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$19,542	$22,659
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,430	(3,872)
Change in marketable securities, net of tax provision of $63 and $0, respectively	239	—
Pension liability adjustment, net of tax (benefit) provision of $(13) and $3, respectively	(49)	12
Change in fair value of derivative instrument classified as cash flow hedge, net of tax (benefit) provision of $(182) and $186, respectively	(684)	699
Total other comprehensive income (loss), net of tax	936	(3,161)
Total comprehensive income	20,478	19,498
Comprehensive loss (income) attributable to noncontrolling interests	28	(3)
Comprehensive income attributable to The GEO Group, Inc.	$20,506	$19,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,822	$76,896
Restricted cash and cash equivalents	3,657	2,785
Accounts receivable, net of credit loss reserve of $633 and $685, respectively	384,227	376,013
Prepaid expenses and other current assets	50,660	44,485
Total current assets	503,366	500,179
Restricted Cash and Investments	148,772	145,366
Property and Equipment, Net	1,900,525	1,899,690
Operating Lease Right-of-Use Assets, Net	90,476	95,327
Deferred Income Tax Assets	9,522	9,522
Goodwill	756,004	756,001
Intangible Assets, Net	124,265	126,576
Other Non-Current Assets	99,535	99,419
Total Assets	$3,632,465	$3,632,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,047	$67,464
Accrued payroll and related taxes	85,731	68,044
Accrued expenses and other current liabilities	188,000	177,768
Operating lease liabilities, current portion	24,374	25,335
Current portion of finance lease liabilities and long-term debt	25,622	1,612
Total current liabilities	388,774	340,223
Deferred Income Tax Liabilities	78,198	78,198
Other Non-Current Liabilities	96,330	95,410
Operating Lease Liabilities	69,522	73,638
Long-Term Debt, Net	1,658,093	1,711,197
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 141,205,396 and 140,181,318 issued and outstanding, respectively	1,412	1,402
Additional paid-in capital	1,302,902	1,315,256
Retained earnings	59,438	39,880
Accumulated other comprehensive loss	(20,654)	(21,602)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,343,098	1,334,936
Noncontrolling interests	(1,550)	(1,522)
Total shareholders’ equity	1,341,548	1,333,414
Total Liabilities and Shareholders’ Equity	$3,632,465	$3,632,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flow from Operating Activities:
Net income	$19,542	$22,659
Net loss attributable to noncontrolling interests	16	9
Net income attributable to The GEO Group, Inc.	19,558	22,668
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	32,136	31,365
Stock-based compensation	6,488	5,656
Loss on extinguishment of debt	—	39
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	1,598	2,909
Equity in earnings of affiliates, net of tax	(828)	(28)
Dividends received from unconsolidated joint ventures	469	3,646
Realized/unrealized gain on investments	(494)	(2,523)
Loss on sale/disposal of property and equipment, net	319	246
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(8,983)	25,753
Changes in accounts payable, accrued expenses and other liabilities	20,962	(6,447)
Net cash provided by operating activities	71,225	83,284
Cash Flow from Investing Activities:
Purchases of marketable securities	(986)	—
Proceeds from sale of marketable securities	616	—
Capital expenditures	(30,771)	(14,768)
Net cash used in investing activities	(31,141)	(14,768)
Cash Flow from Financing Activities:
Payments on long-term debt	(592)	(23,253)
Payments on revolver	(30,000)	—
Taxes paid related to net share settlements of equity awards	(22,177)	(7,412)
Proceeds from issuance of common stock in connection with ESPP	39	36
Proceeds from the exercise of stock options	3,307	529
Net cash used in financing activities	(49,423)	(30,100)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	679	(3,003)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(8,660)	35,413
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	125,864	159,867
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$117,204	$195,280
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$2,263	$491
Capital expenditures in accounts payable and accrued expenses	$2,315	$326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At March 31, 2025, the Company’s worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025 for the year ended December 31, 2024. The accompanying December 31, 2024 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2025 to March 31, 2025 are as follows (in thousands):

	January 1, 2025	Foreign Currency Translation	March 31, 2025
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,192	3	1,195
Total Goodwill	$756,001	$3	$756,004

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	March 31, 2025				December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,767	$(144,702)	$79,065	$223,790	$(142,414)	$81,376
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,967	$(144,702)	$124,265	$268,990	$(142,414)	$126,576

Amortization expense was $2.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of March 31, 2025, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 2.9 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2025	$6,901
2026	7,162
2027	6,912
2028	6,854
2029	6,854
Thereafter	44,382
$79,065

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at March 31, 2025
	Carrying Value at March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$59,394	$12,766	$46,628	$—
Marketable equity and fixed income securities	57,793	4,374	53,419	—
Other non-current assets	19,669	—	19,669	—
Interest rate swap derivatives	3,985	—	3,985	—

		Fair Value Measurements at December 31, 2024
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$59,495	$12,635	$46,860	$—
Marketable equity and fixed income securities	54,392	2,069	52,323	—
Other non-current assets	19,345	—	19,345	—
Interest rate swap derivatives	4,851	—	4,851	—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2025 and December 31, 2024 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina"), the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of March 31, 2025 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2025 and December 31, 2024 (in thousands):

		Estimated Fair Value Measurements at March 31, 2025
	Carrying Value as of March 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64,822	$64,822	$64,822	$—	$—
Restricted cash and investments	35,242	35,242	35,242	—	—
Liabilities:
Borrowings under credit agreement	$400,823	$405,032	$—	$405,032	$—
8.625% Senior Secured Notes due 2029	650,000	683,956	—	683,956	—
10.250% Senior Notes due 2031	625,000	680,819	—	680,819	—

		Estimated Fair Value Measurements at December 31, 2024
	Carrying Value as of December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$76,896	$76,896	$76,896	$—	$—
Restricted cash and investments	48,968	48,968	48,968	—	—
Liabilities:
Borrowings under credit agreement	$430,823	$436,838	$—	$436,838	$—
8.625% Senior Secured Notes due 2029	650,000	687,239	—	687,239	—
10.250% Senior Notes due 2031	625,000	682,281	—	682,281	—
6.50% Exchangeable Senior Notes due 2026	100	314	—	314	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2025 and December 31, 2024. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of March 31, 2025 and December 31, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Senior Notes due 2031 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of December 31, 2024, the fair values of the Company's 6.50% Exchangeable Senior Notes due 2026 are based on Level 2 inputs by major market news services. During the first quarter of 2025, the Company retired the remaining principal balance of its 6.50% Exchangeable Senior Notes due 2026..

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$64,822	$126,497
Restricted cash and cash equivalents - current	3,657	—
Restricted cash and investments - non-current	148,772	141,378
Less Restricted investments - non-current	(100,047)	(72,595)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$117,204	$195,280

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

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2025 and 2024 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2025
Balance, January 1, 2025	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from exercise of stock options	209	2	3,305	—	—	—	—	—	3,307
Stock-based compensation expense	—	—	6,488	—	—	—	—	—	6,488
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(107)	(1)	—	—	—	—	—	—	(1)
Shares withheld for net settlements of share- based awards [1]	(906)	(9)	(22,168)	—	—	—	—	—	(22,177)
Issuance of common stock - ESPP	1	—	39		—	—	—	—	39
Net income	—	—	—	19,558	—	—	—	(16)	19,542
Other comprehensive income (loss)	—	—	—	—	948	—	—	(12)	936
Balance, March 31, 2025	141,205	$1,412	$1,302,902	$59,438	$(20,654)	—	$—	$(1,550)	$1,341,548

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2024
Balance, January 1, 2024	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	73	1	528	—	—	—	—	—	529
Stock-based compensation expense	—	—	5,656	—	—	—	—	—	5,656
Restricted stock granted	929	9	(9)	—	—	—	—	—	-
Restricted stock canceled	(20)	—		—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(615)	(6)	(7,406)	—	—	—	—	—	(7,412)
Issuance of common stock - ESPP	3	—	36	—	—	—	—	—	36
Net income	—	—	—	22,668	—	—	—	(9)	22,659
Other comprehensive income (loss)	—	—	—	—	(3,173)	—	—	12	(3,161)
Balance, March 31, 2024	126,457	$1,307	$1,297,998	$125,757	$(19,815)	4,210	$(95,175)	$(1,451)	$1,308,621

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2025.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2025
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	1,442	(684)	239	(49)	948
Balance, March 31, 2025	$(25,497)	$3,149	$224	$1,470	$(20,654)

	Three Months Ended March 31, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$72	$(16,642)
Current-period other comprehensive income (loss)	(3,884)	699	12	(3,173)
Balance, March 31, 2024	$(23,639)	$3,740	$84	$(19,815)

(1)
The foreign currency translation related to noncontrolling interests was not significant at March 31, 2025 or 2024.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2025:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2025	1,632	$16.64	5.59	$19,520
Options granted	376	26.23
Options exercised	(209)	15.86
Options forfeited/canceled/expired	(121)	27.25
Options outstanding at March 31, 2025	1,678	$18.09	6.78	$19,270
Options vested and expected to vest at March 31, 2025	1,562	$17.99	6.59	$18,138
Options exercisable at March 31, 2025	855	$18.35	4.53	$9,895

During the three months ended March 31, 2025, the Company granted approximately 376,000 options to certain employees which had a grant date fair value of $13.95. For the three months ended March 31, 2025 and 2024, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.2 million, respectively. As of March 31, 2025, the Company had $7.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.6 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2025:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2025	3,714	$9.77
Granted	1,827	26.69
Vested	(2,660)	7.44
Forfeited/canceled	(107)	16.31
Restricted stock outstanding at March 31, 2025	2,774	$16.40

During the three months ended March 31, 2025, the Company granted approximately 1,827,000 shares of restricted stock to certain employees and executive officers. Of these awards, 137,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2025, 2026 and 2027.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2025 to December 31, 2027 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2025 to December 31, 2027. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 51.4%; (ii) beta of 1.12; and (iii) risk free rate of 3.90%.

For the three months ended March 31, 2025 and 2024, the Company recognized $6.1 million and $5.5 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2025, the Company had $39.0 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.7 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2025 and 2024, 1,396 and 3,039 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Senior Notes due 2026, which contain non-forfeitable rights to dividends declared and paid on the shares of common stock, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Senior Notes due 2026, if any. Basic and diluted earnings per share were calculated for the three months ended March 31, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$19,542	$22,659
Net loss attributable to noncontrolling interests	16	9
Less: Undistributed income allocable to participating securities	—	(3,834)
Net income attributable to The GEO Group, Inc. available to common stockholders	19,558	18,834
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	137,143	122,497
Per share amount	$0.14	$0.15
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	137,143	122,497
Dilutive effect of equity incentive plans	3,772	2,800
Dilutive effect of exchangeable notes	—	5,690
Weighted average shares assuming dilution	140,915	130,987
Per share amount	$0.14	$0.14

For the three months ended March 31, 2025, 320,935 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 22,153 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended March 31, 2024, 1,512,119 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 135,231 common stock equivalents from restricted shares that were anti-dilutive for the period.

On February 24, 2021, the Company’s wholly owned subsidiary, GEO Corrections Holdings, Inc. (“GEOCH”), completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes due 2026. During 2024, the Company issued approximately 12.4 million shares of GEO common stock in connection with private exchange transactions involving approximately $229.9 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes. The remaining balance of the outstanding principal amount was retired during the first quarter of 2025. Refer to Note 10 - Debt for further information.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.7 million during the three months ended March 31, 2025. The total fair value of the swap assets as of March 31, 2025 was $4.0 million and is recorded as a component of Other Non-Current assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Credit Agreement
Term Loan	$320,823	$320,823
Unamortized discount on term loan	(2,752)	(2,889)
Unamortized debt issuance costs on term loan	(4,809)	(5,049)
Revolver	80,000	110,000
Total Credit Agreement	393,262	422,885
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(11,469)	(12,039)
Total 8.625% Secured Notes due 2029	638,531	637,961
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(11,202)	(11,522)
Total 10.25% Unsecured Notes due 2031	613,798	613,478
6.50% Exchangeable Senior Notes due 2026
Notes Due in 2026	—	100
Unamortized debt issuance costs	—	—
Total 6.50% Exchangeable Senior Notes due 2026	—	100
Finance Lease Liabilities	378	556
Other debt, net of unamortized debt issuance costs	37,746	38,048
Total debt	1,683,715	1,713,028
Current portion of finance lease liabilities and long-term debt	(25,622)	(1,612)
Finance Lease Liabilities, long-term portion	—	(219)
Long-Term Debt	$1,658,093	$1,711,197

Senior Notes Offering and Credit Agreement

On April 18, 2024, the Company announced the closing of its previously announced private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the "Secured Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2029 Indenture") and $625.0 million aggregate principal amount of 10.250% senior notes due 2031 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2031 Indenture" and, together with the 2029 Indenture, the "Indentures"). The Notes are guaranteed (the "Secured Note Guarantees" and the "Unsecured Note Guarantees," respectively, and collectively, the "Guarantees" by GEO's domestic subsidiaries that are guarantors under a new senior secured credit facility and outstanding senior notes (the "Guarantors")

The Company also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the senior revolving credit facility is $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility is $450.0 million.

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

As of March 31, 2025, the Company had $80.0 million in borrowings under its revolver, and approximately $59.6 million in letters of credit which left approximately $170.4 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2025 was 9.21%.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of Convertible Notes. The Convertible Notes were to mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bore interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the Convertible Notes was payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Subject to certain restrictions on share ownership and transfer, holders could have exchanged the Convertible Notes at their option prior to the close of business on the business day immediately preceding November 25, 2025, but only under the following circumstances: (1) during the five consecutive business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate for the Convertible Notes on each such trading day; or (2) upon the occurrence of certain specified corporate events. On or after November 25, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders could have exchanged their Convertible Notes at any time, regardless of the foregoing circumstances. Upon exchange of a Convertible Note, GEO was to pay or deliver, as the case may be, cash or a combination of cash and shares of the Company’s common stock.

Upon conversion, the Company was to pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate was 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate would have been subject to adjustment in certain events. If the Company or GEOCH had undergone a fundamental change, holders could have required GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During 2024, the Company retired $229.9 million in aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes as a result of private exchange transactions with an exchange value of approximately $410 million. The consideration consisted of cash of $229.9 million, using a combination of the net proceeds from the Senior Notes Offering and cash on hand, and approximately 12.4 million shares of GEO common stock. Of the total amount of shares issued, the Company issued approximately 4.2 million shares that were in treasury. During the first quarter of 2025, the Company retired the remaining outstanding balance.

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $37.7 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2025 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at March 31, 2025.

Guarantees

Australia

The Company has entered into a guarantee in the form of a letter of credit in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53.1 million, or $33.3 million, based on exchange rates as of March 31, 2025.

As of March 31, 2025, the Company also had five other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD13.3 million, or $8.3 million, based on exchange rates as of March 31, 2025.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the

Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor et al. v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses people in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. On March 20, 2025, the United States filed an Amicus Brief with the Ninth Circuit in which it argued that the January 16, 2025 decision of the Ninth Circuit is incorrect in multiple respects, runs contrary to Circuit precedent, and creates significant tension with the case law of other circuits. The United States argued that the application of the state minimum-wage law to federal immigration detainees in the voluntary work program is preempted by a federal appropriation statute that sets the minimum allowance for detainee participants at $1 per day. Additionally, the United States argued that the application of the state minimum-wage law to federal immigration detainees likewise impermissibly discriminates against the federal government in violation of intergovernmental-immunity principles. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $47.1 million of which $14.2 million was spent through the first three months of 2025. The Company estimates the remaining capital requirements related to these capital projects will be $32.9 million which will be spent through the remainder of 2025.

Uncertain Tax Positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of March 31, 2025, the Company had a total of approximately $42.6 million of unrecognized tax benefits for uncertain tax positions. Approximately $38.9 million of this total was generated in the second quarter of 2024, and relates to interest deduction for GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026. There was not a significant increase during the first quarter of 2025. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe it has any existing tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

Idle Facilities

As of March 31, 2025, the Company was marketing (or awaiting activation of) nine idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of March 31, 2025 other than discussed below.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	March 31, 2025	March 31, 2025	March 31, 2025
D. Ray James Correctional Facility	2021	1,868	—	$47,856	$—	$47,856
Rivers Correctional Facility	2021	1,320	—	34,461	—	34,461
Big Spring Correctional Facility	2021	924	—	27,140	—	27,140
Flightline Correctional Facility	2021	1,452	—	31,605	—	31,605
McFarland Female Community Reentry Facility	2020	300	—	9,888	—	9,888
Hector Garza Center	2020	—	139	—	4,133	4,133
Cheyenne Mountain Recovery Center	2020	700	—	16,714	—	16,714
Philadelphia Residential	2024	—	400	—	6,367	6,367
Coleman Hall	2017	—	350	—	5,806	5,806
Total		6,564	889	$167,664	$16,306	$183,970

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month-to-month term through June 2025. The carrying value of these leased facilities as of March 31, 2025 is $45.1 million, net of accumulated depreciation of $26.5 million. For the additional three leased facilities, one facility has a term that expires in October 2026. The carrying value of this leased facility as of March 31, 2025 was $2.2 million, net of accumulated depreciation of $0.9 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of March 31, 2025 was $73.9 million, net of accumulated depreciation of $37.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of March 31, 2025 was $20.3 million, net of accumulated depreciation of $18.7 million. Rental income, included in Revenues, for leased facilities for each of the three months ended March 31, 2025 and 2024, was approximately $3.8 million. As of March 31, 2025, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2025	$8,530
2026	13,361
2027	13,375
2028	11,911
2029	4,259
Thereafter	53,903
Total	$105,339

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

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

Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of the operating segments is evaluated based on segment operating income, which is defined as income before income taxes before the following: unallocated corporate general and administrative expenses, interest expense, net, and loss on extinguishment of debt not allocated to the operating segments. The CODM uses segment operating income as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when evaluating performance for each segment and making decisions about capital allocation.

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the three months ended March 31, 2025 and 2024, respectively.

Three Months Ended March 31, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$405,716	$77,713	$70,376	$50,842	$604,647
Less:
Labor and Related Taxes [1]	230,397	23,387	31,755	28,689	314,228
Medical Services and Supplies [1]	14,406	—	—	—	14,406
Other Segment Items [2]	91,682	24,337	23,519	17,742	157,280
Operating Income from Segments	$69,231	$29,989	$15,102	$4,411	$118,733
Unallocated amounts:
General and administrative expense					(57,749)
Net interest expense					(40,444)
Loss on extinguishment of debt					—
Net loss on asset divestitures/impairment					—
Income before income taxes and equity in earnings of affiliates					$20,540

Capital Expenditures	$19,313	$9,976	$977	$505	$30,771
Depreciation and amortization	$22,275	$5,862	$3,442	$557	$32,136

Three Months Ended March 31, 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$400,940	$86,784	$67,830	$50,118	$605,672
Less:
Labor and Related Taxes [1]	219,009	22,457	31,552	29,302	302,320
Medical Services and Supplies [1]	18,721	—	—	—	18,721
Other Segment Items [2]	83,969	26,147	23,536	18,347	151,999
Operating Income from Segments	$79,241	$38,180	$12,742	$2,469	$132,632
Unallocated amounts:
General and administrative expense					(53,070)
Net interest expense					(48,821)
Loss on extinguishment of debt					(39)
Income before income taxes and equity in earnings of affiliates					$30,702

Capital Expenditures	$5,773	$6,729	$1,641	$625	$14,768
Depreciation and amortization	$20,567	$6,517	$3,636	$645	$31,365

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

Segment Assets

	March 31, 2025	December 31, 2024
	(In thousands)
Segment assets:
U.S. Secure Services	$2,367,272	$2,356,105
Electronic Monitoring and Supervision Services	507,221	504,782
Reentry Services	459,611	465,014
International Services	71,588	71,610
Total segment assets	$3,405,692	$3,397,511

Asset Reconciliation

The following is a reconciliation of the Company's reportable segment assets to the Company's total assets as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
	(In thousands)
Reportable segment assets	$3,405,692	$3,397,511
Cash	64,822	76,896
Deferred income tax assets	9,522	9,522
Restricted cash and investments, current and non-current	152,429	148,151
Total assets	$3,632,465	$3,632,080

Geographic Information

During each of the three months ended March 31, 2025 and 2024, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, and (ii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

Three Months Ended March, 31,	March 31, 2025	March 31, 2024
	(In thousands)
Revenues:
U.S. operations	$553,804	$555,588
Australia operations	46,120	46,379
South African operations	4,723	3,705
Total revenues	$604,647	$605,672
As of,	March 31, 2025	December 31, 2024
	(In thousands)
Property and Equipment, net:
U.S. operations	$1,891,453	$1,890,662
Australia operations	8,932	8,944
South African operations	140	84
Total Property and Equipment, net	$1,900,525	$1,899,690

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

Fiscal Year	2025	2024
	(In thousands)
Revenues:
Secure Services [1]	$456,558	$451,058
Electronic Monitoring and Supervision Services	77,713	86,784
Reentry Services	70,376	67,830
Total revenues	$604,647	$605,672

[1] Includes international secured services.

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

The Company has recorded $0.1 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2025, and $0.4 million in losses, net of tax, for SACS operations during the three months ended March 31, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company’s investment in SACS was $7.1 million and $7.2 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.7 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2025, and $0.4 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company’s investment in GEOAmey was $8.1 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following tables summarize key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,027	$27,790
Service cost	133	653
Interest cost	376	1,365
Actuarial gain	—	(1,772)
Benefits paid	(155)	(1,009)
Projected benefit obligation, end of period	$27,381	$27,027
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	155	1,009
Benefits paid	(155)	(1,009)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$27,381	$27,027

	Three Months Ended
	March 31, 2025	March 31, 2024
Components of Net Periodic Benefit Cost
Service cost	$133	$163
Interest cost	376	341
Net (gain) loss	(62)	15
Net periodic benefit cost	$447	$519

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of March 31, 2025 and December 31, 2024 was $26.4 million and $26.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company has a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2025, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its Executive Chairman entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $13.2 million at March 31, 2025 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

The Company has established several trusts for the purpose of paying the retirement benefit pursuant to the Amended and Restated Executive Retirement Agreement. The trusts are revocable “rabbi trusts” and the assets of the trusts are subject to the claims of the Company’s creditors in the event of the Company’s insolvency.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). We adopted the new standard effective December 31, 2024. As a result, we have enhanced our interim period segment disclosures to include the presentation of significant expenses by segment (recast for prior periods presented) and the disclosure of our CODM. Refer to Note 12 - Business Segments and Geographic Information.

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
•
technological changes could cause our electronic monitoring products and technology, including our BI VeriWatch™ wrist-worn device, to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business;
•
any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products, including our BI VeriWatch™ wrist-worn device, and services by governmental customers could have a material adverse effect on our business, financial condition and results of operations;
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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2025, our worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2025 and 2024, we had consolidated revenues of $604.6 million and $605.7 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 88% including 69,125 active beds and excluding 7,453 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2025, and approximately 88% including 69,834 active beds and excluding 11,421 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2024.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2024.

Contract Developments

On April 21, 2025, we received a notice of termination from the New Mexico Corrections Department for the contract for our company-owned 1200-bed Lea County Correctional Facility effective June 30, 2025.

On March 20, 2025, we announced that we have entered into a contract with ICE for the immediate activation of a federal immigration processing center at our company-owned, 1-800 bed North Lake Facility in Baldwin Michigan. Within a few months, we expect to finalize a long-term contract with ICE to provide services under a multi-year contract.

On March 10, 2025, we announced that ICE has entered into a contract modification of the current intergovernmental service agreement (“IGSA”) for our company-owned, 1,328-bed Karnes ICE Processing Center (the "Karnes Center") in Karnes City, Texas to transition the Karnes Center from housing adult males only to housing mixed populations. Subsequently, ICE decided to continue to house single adults at the Karnes ICE Center based on an assessment of the agency’s current needs. GEO provides support services for ICE at the Karnes Center under an IGSA between Karnes County and ICE, that is effective through August 2029. GEO’s support services include the exclusive use of the Karnes Center by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

On February 27, 2025, we announced that we have been awarded a 15-year, fixed-price contract by ICE to provide support services for the establishment of a federal immigration processing center at the company-owned, 1,000-bed Delaney Hall Facility in Newark, New Jersey. Our support services include the exclusive use of the Delaney Hall Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

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

Idle Facilities

We are currently marketing (or awaiting activation) 7,453 vacant beds at nine idle facilities to potential customers. The carrying values of these idle facilities totaled $184.0 million as of March 31, 2025, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2025 and First Quarter 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$405,716	67.1%	$400,940	66.2%	$4,776	1.2%
Electronic Monitoring and Supervision Services	77,713	12.9%	86,784	14.3%	(9,071)	(10.5)%
Reentry Services	70,376	11.6%	67,830	11.2%	2,546	3.8%
International Services	50,842	8.4%	50,118	8.3%	724	1.4%
Total	$604,647	100.0%	$605,672	100.0%	$(1,025)	(0.2)%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $4.8 million in the first quarter ended March 31, 2025 (the "First Quarter 2025") compared to the first quarter ended March 31, 2024 (the "First Quarter 2024") due to aggregate net increases of $12.7 million primarily due to increases in occupancies, rates and/or per diem amounts in connection with contract modifications. Partially offsetting this increase were decreases of approximately $7.9 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.1 million in First Quarter 2025 compared to approximately 4.2 million in First Quarter 2024. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 87.6% of capacity in First Quarter 2025 and First Quarter 2024, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $9.1 million in First Quarter 2025 compared to First Quarter 2024 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $2.5 million in First Quarter 2025 compared to First Quarter 2024 primarily due to aggregate net increases of $3.7 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $1.2 million.

International Services

Revenues for International Services slightly increased in First Quarter 2025 compared to First Quarter 2024. We experienced a net increase of $2.8 million primarily due to increased populations at our Australian subsidiary and our new health care contract in Australia. Partially offsetting this increase was a decrease due to foreign exchange rate fluctuations of $2.1 million. Our managed-only contract for our Junee Correctional Centre in Australia was transitioned to the government effective March 31, 2025.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$314,210	77.4%	$301,132	75.1%	$13,078	4.3%
Electronic Monitoring and Supervision Services	41,862	53.9%	42,087	48.5%	(225)	(0.5)%
Reentry Services	51,832	73.7%	51,452	75.9%	380	0.7%
International Services	45,874	90.2%	47,004	93.8%	(1,130)	(2.4)%
Total	$453,778	75.0%	$441,675	72.9%	$12,103	2.7%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $13.1 million in First Quarter 2025 compared to First Quarter 2024 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth of $19.3 million. We also experienced an increase of approximately $1.7 million related to the activation of our company-owned 1,000 bed Delaney Hall facility. Partially offsetting these increases were decreases of approximately $7.9 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in First Quarter 2025 compared to First Quarter 2024 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services increased slightly during First Quarter 2025 compared to First Quarter 2024 primarily due to aggregate net increases of $0.9 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. We also experienced an increase of $1.2 million due to new day reporting centers. Partially offsetting these increases was an aggregate net decrease of $1.7 million due to contract terminations.

International Services

Operating expenses for International Services decreased in First Quarter 2025 compared to First Quarter 2024 by $1.1 million primarily due to a net decrease in operating expenses of approximately $0.7 million primarily due to increased occupancies at our Australian subsidiary offset by a decrease related to foreign exchange rate fluctuations of $1.8 million.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$22,275	5.5%	$20,567	5.1%	$1,708	8.3%
Electronic Monitoring and Supervision Services	5,862	7.5%	6,517	7.5%	(655)	(10.1)%
Reentry Services	3,442	4.9%	3,636	5.4%	(194)	(5.3)%
International Services	557	1.1%	645	1.3%	(88)	(13.6)%
Total	$32,136	5.3%	$31,365	5.2%	$771	2.5%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in First Quarter 2025 compared to First Quarter 2024 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in First Quarter 2025 compared to First Quarter 2024 primarily due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Reentry Services depreciation and amortization expense decreased in First Quarter 2025 compared to First Quarter 2024 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense slightly decreased in First Quarter 2025 compared to First Quarter 2024.

General and Administrative Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$57,749	9.6%	$53,070	8.8%	$4,679	8.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.7 million in First Quarter 2025 compared to First Quarter 2024 primarily due to the recent reorganization of our senior management team and additional associated professional fees which we incurred during First Quarter 2025 in preparation for expected future growth.

Non-Operating Expenses

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,997	0.3%	$2,474	0.4%	$(477)	(19.3)%
Interest Expense	$42,441	7.0%	$51,295	8.5%	$(8,854)	(17.3)%

Interest income decreased by $0.5 million in First Quarter 2025 compared to First Quarter 2024 primarily due to lower cash balances on hand domestically and internationally and the effect of foreign exchange rates.

Interest expense decreased by $8.9 million in First Quarter 2025 compared to First Quarter 2024 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest expense due to lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024 and had lower overall principal balances compared to First Quarter 2024.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	(—)%	$39	0.0%	$(39)	(100.0)%

During First Quarter 2024, we redeemed our outstanding principal amount of our 5.875% Senior Notes due 2024. In connection with the repayment, we wrote off the related deferred loan costs.

Income Tax Provision

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$1,826	8.9%	$8,071	26.3%	$(6,245)	(77.4)%

The provision for income taxes and the effective tax rate both decreased in First Quarter 2025 compared to the First Quarter 2024 principally due to lower pre-tax income and a higher discrete tax benefit. In First Quarter 2025, there was a $4.2 million net discrete tax benefit as compared to a $0.6 million net discrete tax benefit in First Quarter 2024. Included in the tax provision for income taxes in First Quarter 2025 was a $4.2 million discrete tax benefit as compared to a $0.9 million discrete tax benefit in First Quarter 2024 related to stock compensation that vested during the respective periods. We estimate our 2025 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$828	0.1%	$28	0.0%	$800	2,857.1%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates increased during First Quarter 2025 compared to First Quarter 2024 primarily due to favorable performance at GEOAmey.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $47.1 million of which $14.2 million was spent through March 31, 2025. We estimate that the remaining capital requirements related to these capital projects will be $32.9 million which will be spent through the remainder of 2025.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement (as defined below) and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2025, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale or acquisition of assets and businesses and/or other strategic transactions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2025 as disclosed under “Capital Requirements” above and the next twelve months.

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

With these transactions, as well as the private exchange transactions involving our 6.50% Exchangeable Notes due 2026 discussed below, we have been able to push out substantially all of our debt maturities to 2029 and 2031.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, our wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes due 2026. The Convertible Notes were to mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bore interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by GEO on its common stock. Interest on the Convertible Notes was payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

Upon conversion, we were to pay or deliver, as the case may be, cash or a combination of cash and shares of common stock. The initial conversion rate was 108.4011 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.225 per share of common stock). The conversion rate was subject to adjustment in certain events. If GEO or GEOCH had undergone a fundamental change, holders may have required GEOCH to purchase the Convertible Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During 2024, the Company exchanged approximately $229.9 million of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash and shares of GEO common stock. During the first quarter of 2025, we retired the remaining principal balance. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Our debt outstanding under the Credit Agreement, the Secured Notes and the Unsecured Notes require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of

Indebtedness” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. We also have guaranteed certain obligations for certain of our international subsidiaries. These commitments, contingencies and guarantees are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our indebtedness.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2025 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net operating revenues	$550,623	$552,434
Income from operations	51,020	72,256
Net income	10,380	16,606
Net income attributable to The GEO Group, Inc.	10,380	16,606

Summarized balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$434,902	$438,433
Noncurrent assets (a)	2,995,899	2,999,305
Current liabilities	278,063	255,851
Noncurrent liabilities (b)	1,968,900	2,002,284

(a) Includes amounts due from non-guarantor subsidiaries of $56.2 million and $55.9 million as of March 31, 2025 and December 31, 2024, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $46.3 million and $46.8 million as of March 31, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2025 was $117.2 million compared to $195.3 million as of March 31, 2024.

Operating Activities

Net cash provided by operating activities amounted to $71.2 million for the three months ended March 31, 2025 versus net cash provided by operating activities of $83.3 million for the three months ended March 31, 2024. Cash provided by operating activities during the three months ended March 31, 2025 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $9.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $21.0 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Net cash provided by operating activities during the three months ended March 31, 2024 was positively impacted by net income attributable to GEO, non-cash expenses such as depreciation and amortization, loss on sale/disposal of property and equipment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax and unrealized/realized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $25.8 million, representing a positive impact on cash. The decrease was primarily driven by the favorable timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $6.4 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $31.1 million during the three months ended March 31, 2025 was primarily the result of capital expenditures of $30.8 million, purchases of marketable securities of $1.0 million and proceeds from sales of marketable securities of $0.6 million. Net cash used in investing activities of $14.8 million during the three months ended March 31, 2024 was the result of capital expenditures of $14.8 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 was approximately $49.4 million compared to net cash used in financing activities of $30.1 million during the three months ended March 31, 2024. Net cash used in financing activities during the three months ended March 31, 2025 was primarily the result of payments on revolver of $30.0 million, payments on long-term debt of $0.6 million, proceeds from the exercise of stock options of $3.3 million and taxes paid related to net share settlement of equity awards of $22.2 million. Net cash used in financing activities during the three months ended March 31, 2024 was primarily the result of payments on long-term debt of $23.3 million and taxes paid related to net share settlement of equity awards of $7.4 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provision for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, transaction expenses, pre-tax, close-out expenses, pre-tax and other non-cash revenues and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$19,542	$22,659
Add:
Income tax provision *	2,056	8,199
Interest expense, net of interest income **	40,444	48,860
Depreciation and amortization	32,136	31,365
EBITDA	$94,178	$111,083
Add (Subtract):
Net loss attributable to noncontrolling interests	16	9
Stock-based compensation expenses, pre-tax	6,488	5,656
ATM equity program expenses, pre-tax	—	264
Transaction expenses, pre-tax	55	—
Start-up expenses, pre-tax	—	492
Close-out expenses, pre-tax	—	488
Other non-cash revenues and expenses, pre-tax	(972)	(349)
Adjusted EBITDA	$99,765	$117,643
* includes income tax provision on equity in earnings of affiliate
** includes loss on extinguishment of debt

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

We continue to be encouraged by the current landscape of growth opportunities. We are preparing for what we believe is an unprecedented opportunity to help the federal government meet its expanded immigration enforcement priorities. We are taking several important steps to meet this opportunity, including making a previously announced significant investment in capital expenditures to strengthen our capabilities to deliver expanded detention capacity, secure transportation, and electronic monitoring and related services to U.S. Immigration and Customs Enforcement and the federal government. Additionally, in the first weeks of the new Administration, President Trump issued an Executive Order reversing the prior Administration's Executive Order that had directed the U.S. Attorney General to not renew U.S. Department of Justice contracts with privately-operated criminal detention facilities.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 70% and 68% of our operating expenses during the three months ended March 31, 2025 and 2024, respectively. Additional operating expenses include food, utilities and medical costs. During the three months ended March 31, 2025 and 2024, operating expenses totaled approximately 75% and 73%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2025 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2025, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2025 and 2024, general and administrative expenses totaled approximately 10% and 9% of our consolidated revenues, respectively. We expect general and administrative expenses as a percentage of revenues in 2025 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 7,453 vacant beds at six U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 750-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2025 is estimated to be $22.5 million, including depreciation expense of $12.0 million. As of March 31, 2025, these nine facilities had a combined net book value of $184.0 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2025 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through March 31, 2025, we would expect to receive incremental annualized revenue of approximately $255 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $400.8 million and approximately $59.6 million in outstanding letters of credit, as of March 31, 2025, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $4.6 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of March 31, 2025, every 10 percent change in historical currency rates would have approximately a $8.2 million effect on our financial position and approximately a $0.4 million impact on our results of operations during the three months ended March 31, 2025.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended March 31, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor et al. v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses people in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. On March 20, 2025, the United States filed an Amicus Brief with the Ninth Circuit in which it argued that the January 16, 2025 decision of the Ninth Circuit is incorrect in multiple respects, runs contrary to Circuit precedent, and creates significant tension with the case law of other circuits. The United States argued that the application of the state minimum-wage law to federal immigration detainees in the voluntary work program is preempted by a federal appropriation statute that sets the minimum allowance for detainee participants at $1 per day. Additionally, the United States argued that the application of the state minimum-wage law to federal immigration detainees likewise impermissibly discriminates against the federal government in violation of intergovernmental-immunity principles. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing.

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

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a modification to our existing risk factors that supplements the existing risk factors previously disclosed in the 2024 Form 10-K. We encourage you to read these risk factors in their entirety.

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for our electronic monitoring products. If our suppliers cannot provide the components or services we require and with such quality and at such cost as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

If our suppliers fail to supply components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. Recently we have been affected by the current microchip shortage which has caused us to pivot to other technology solutions. A reduction or interruption in the supply of components, or a significant increase in the price of components which could be affected by new tariffs announced by the U.S. government, specifically, the amount, scope and nature of the tariffs, the duration of such tariffs and the timing of their implementation, and the related responses from other countries, suppliers and/or customers, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 to January 31, 2025	—	$—	—	$—
February 1, 2025 to February 28, 2025	192,608	$26.23	—	$—
March 1, 2025 to March 31, 2025	713,225	$24.01	—	$—
Total	905,833		—

(1) We withheld 905,833 shares through net settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These transactions were not part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Consultant Agreement, effective January 1, 2025, between The GEO Group, Inc. and James H. Black (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed on February 28, 2025). †

19.1	Insider Trading Policy *
31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. **

32.2	SECTION 906 CFO Certification. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed herewith

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange

Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

† Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date:	May 7, 2025	/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer
(duly authorized officer and principal financial officer)