Form 10-Q
period 2025-06-30
GEO GROUP INC
filed 2025-08-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 141,534,615 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$636,169	$607,185	$1,241,513	$1,212,857
Operating expenses	475,218	443,529	929,693	885,204
Depreciation and amortization	32,732	31,313	64,868	62,678
General and administrative expenses	56,246	52,198	113,995	105,268
Operating income	71,973	80,145	132,957	159,707
Interest income	2,466	1,992	4,463	4,466
Interest expense	(41,907)	(50,644)	(84,348)	(101,939)
Loss on extinguishment of debt	(595)	(82,339)	(595)	(82,378)
Other income	5,514	—	5,514	—
Loss on asset divestitures/impairment	—	(2,907)	—	(2,907)
Income (loss) before income taxes and equity in earnings of affiliates	37,451	(53,753)	57,991	(23,051)
Provision for (benefit from) income taxes	10,554	(20,379)	12,380	(12,308)
Equity in earnings of affiliates, net of income tax provision of $169, $186, $399 and $314, respectively	2,177	811	3,005	839
Net income (loss)	29,074	(32,563)	48,616	(9,904)
Net loss attributable to noncontrolling interests	34	50	50	59
Net income (loss) attributable to The GEO Group, Inc.	$29,108	$(32,513)	$48,666	$(9,845)

Weighted-average common shares outstanding:
Basic	138,539	130,518	137,844	125,631
Diluted	140,470	130,518	140,710	125,631
Net income (loss) per common share attributable to The GEO Group, Inc.:
Basic:
Net income (loss) per common share attributable to The GEO Group Inc.-basic	$0.21	$(0.25)	$0.35	$(0.08)
Diluted:
Net income (loss) per common share attributable to The GEO Group, Inc.-diluted	$0.21	$(0.25)	$0.35	$(0.08)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$29,074	$(32,563)	$48,616	$(9,904)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,591	2,702	6,021	(1,170)
Change in marketable securities, net of tax provision of $45, $0, $109 and $0, respectively	171	—	410	—
Pension liability adjustment, net of tax provision (benefit) of $(13), $3, $(26) and $6, respectively	(49)	12	(98)	24
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $(88), $31, $(270) and $217 respectively	(331)	116	(1,015)	815
Total other comprehensive income (loss), net of tax	4,382	2,830	5,318	(331)
Total comprehensive income (loss)	33,456	(29,733)	53,934	(10,235)
Comprehensive loss attributable to noncontrolling interests	52	65	80	62
Comprehensive income (loss) attributable to The GEO Group, Inc.	$33,508	$(29,668)	$54,014	$(10,173)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$67,861	$76,896
Restricted cash and cash equivalents	—	2,785
Accounts receivable, net of credit loss reserve of $691 and $685, respectively	389,738	376,013
Prepaid expenses and other current assets	46,451	44,485
Total current assets	504,050	500,179
Restricted Cash and Investments	170,374	145,366
Property and Equipment, Net	1,823,900	1,899,690
Assets Held for Sale	84,124	—
Operating Lease Right-of-Use Assets, Net	84,975	95,327
Deferred Income Tax Assets	9,522	9,522
Goodwill	756,021	756,001
Intangible Assets, Net	121,955	126,576
Other Non-Current Assets	106,498	99,419
Total Assets	$3,661,419	$3,632,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,012	$67,464
Accrued payroll and related taxes	68,877	68,044
Accrued expenses and other current liabilities	178,587	177,768
Operating lease liabilities, current portion	22,761	25,335
Current portion of finance lease liabilities and long-term debt	220,801	1,612
Total current liabilities	561,038	340,223
Deferred Income Tax Liabilities	78,198	78,198
Other Non-Current Liabilities	99,974	95,410
Operating Lease Liabilities	65,414	73,638
Long-Term Debt, Net	1,475,375	1,711,197
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 141,246,074 and 140,181,318 issued and outstanding, respectively	1,413	1,402
Additional paid-in capital	1,309,317	1,315,256
Retained earnings	88,546	39,880
Accumulated other comprehensive loss	(16,254)	(21,602)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,383,022	1,334,936
Noncontrolling interests	(1,602)	(1,522)
Total shareholders’ equity	1,381,420	1,333,414
Total Liabilities and Shareholders’ Equity	$3,661,419	$3,632,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

(In thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flow from Operating Activities:
Net income (loss)	$48,616	$(9,904)
Net loss attributable to noncontrolling interests	50	59
Net income attributable to The GEO Group, Inc.	48,666	(9,845)
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	64,868	62,678
Stock-based compensation	11,994	8,788
Loss on extinguishment of debt	595	82,378
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	3,220	4,929
Equity in earnings of affiliates, net of tax	(3,005)	(839)
Dividends received from unconsolidated joint ventures	950	4,069
Realized/unrealized gain on investments	(4,214)	(3,279)
(Gain) loss on sale/disposal of property and equipment, net	(1,374)	948
Loss on asset divestitures/impairment	—	2,907
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(4,515)	(16,758)
Changes in accounts payable, accrued expenses and other liabilities	(6,792)	(21,456)
Net cash provided by operating activities	110,393	114,520
Cash Flow from Investing Activities:
Purchases of marketable securities	(16,876)	(7,221)
Proceeds from sale of marketable securities	2,659	9,399
Capital expenditures	(67,582)	(39,174)
Net cash used in investing activities	(81,799)	(36,996)
Cash Flow from Financing Activities:
Payments on long-term debt	(24,687)	(1,802,106)
Proceeds from issuance of long-term debt	—	1,720,500
Payments on revolver	(30,000)	—
Proceeds from revolver	35,000	40,000
Payments for call premiums	—	(34,258)
Taxes paid related to net share settlements of equity awards	(22,177)	(7,463)
Proceeds from issuance of common stock in connection with ESPP	86	79
Debt issuance costs	—	(30,621)
Proceeds from the exercise of stock options	4,169	667
Net cash used in financing activities	(37,609)	(113,202)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	3,772	(1,511)
Net Decrease in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(5,243)	(37,189)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	125,864	159,867
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$120,621	$122,678
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$3,677	$3,479
Debt issuance costs in accrued expenses	$—	$4,115
Capital expenditures in accounts payable and accrued expenses	$1,176	$719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At June 30, 2025, the Company’s worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025 for the year ended December 31, 2024. The accompanying December 31, 2024 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2025 to June 30, 2025 are as follows (in thousands):

	January 1, 2025	Foreign Currency Translation	June 30, 2025
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,192	20	1,212
Total Goodwill	$756,001	$20	$756,021

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	June 30, 2025				December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,770	$(147,015)	$76,755	$223,790	$(142,414)	$81,376
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,970	$(147,015)	$121,955	$268,990	$(142,414)	$126,576

Amortization expense was $2.3 million for each of the three months ended June 30, 2025 and 2024. Amortization expense was $4.6 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of June 30, 2025, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.4 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2025	$4,600
2026	7,162
2027	6,902
2028	6,854
2029	6,854
Thereafter	44,383
$76,755

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at June 30, 2025
	Carrying Value at June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$61,472	$12,876	$48,596	$—
Marketable equity and fixed income securities	75,222	6,204	69,018	—
Other non-current assets	19,860	—	19,860	—
Interest rate swap derivatives	3,567	—	3,567	—

		Fair Value Measurements at December 31, 2024
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$59,495	$12,635	$46,860	$—
Marketable equity and fixed income securities	54,392	2,069	52,323	—
Other non-current assets	19,345	—	19,345	—
Interest rate swap derivatives	4,851	—	4,851	—

The Company’s Level 2 financial instruments included in the tables above as of June 30, 2025 and December 31, 2024 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina"), the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of June 30, 2025 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at June 30, 2025 and December 31, 2024 (in thousands):

		Estimated Fair Value Measurements at June 30, 2025
	Carrying Value as of June 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$67,861	$67,861	$67,861	$—	$—
Restricted cash	33,680	33,680	33,680	—	—
Liabilities:
Borrowings under credit agreement	$411,867	$413,351	$—	$413,351	$—
8.625% Senior Secured Notes due 2029	650,000	688,441	—	688,441	—
10.250% Senior Notes due 2031	625,000	686,156	—	686,156	—

		Estimated Fair Value Measurements at December 31, 2024
	Carrying Value as of December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$76,896	$76,896	$76,896	$—	$—
Restricted cash	48,968	48,968	48,968	—	—
Liabilities:
Borrowings under credit agreement	$430,823	$436,838	$—	$436,838	$—
8.625% Senior Secured Notes due 2029	650,000	687,239	—	687,239	—
10.250% Senior Notes due 2031	625,000	682,281	—	682,281	—
6.50% Exchangeable Senior Notes due 2026	100	314	—	314	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at June 30, 2025 and December 31, 2024. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of June 30, 2025 and December 31, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Senior Notes due 2031 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

As of December 31, 2024, the fair values of the Company's 6.50% Exchangeable Senior Notes due 2026 are based on Level 2 inputs by major market news services. During the first quarter of 2025, the Company retired the remaining principal balance of its 6.50% Exchangeable Senior Notes due 2026.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$67,861	$46,299
Restricted cash and cash equivalents - current	—	6,240
Restricted cash and investments - non-current	170,374	141,312
Less Restricted investments - non-current	(117,614)	(71,173)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$120,621	$122,678

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

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2025
Balance, April 1, 2025	141,205	$1,412	$1,302,902	$59,438	$(20,654)	—	$—	$(1,550)	$1,341,548
Proceeds from exercise of stock options	65	1	862	—	—	—	—	—	863
Stock-based compensation expense	—	—	5,506	—	—	—	—	—	5,506
Restricted stock canceled	(27)	—	—	—	—	—	—	—	—
Issuance of common stock - ESPP	2	—	47		—	—	—	—	47
Net income	—	—	—	29,108	—	—	—	(34)	29,074
Other comprehensive income (loss)	—	—	—	—	4,400	—	—	(18)	4,382
Balance, June 30, 2025	141,245	$1,413	$1,309,317	$88,546	$(16,254)	—	$—	$(1,602)	$1,381,420

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended June 30, 2024
Balance, April 1, 2024	126,457	$1,307	$1,297,998	$125,757	$(19,815)	4,210	$(95,175)	$(1,451)	$1,308,621
Proceeds from exercise of stock options	74	1	137	—	—	—	—	—	138
Stock-based compensation expense	—	—	3,132	—	—	—	—	—	3,132
Restricted stock granted	625	6	(6)	—	—	—	—	—	-
Restricted stock canceled	(20)	—		—	—	—	—	—	-
Issuance of common shares [2]	8,205	82	(1,695)	—	—	—	—	—	(1,613)
Reissuance of treasury shares [2]	4,210	—	—	(95,175)	—	(4,210)	95,175		-
Shares withheld for net settlements of share- based awards [1]	(3)	—	(51)	—	—	—	—	—	(51)
Issuance of common stock - ESPP	3	—	43	—	—	—	—	—	43
Net loss	—	—	—	(32,513)	—	—	—	(50)	(32,563)
Other comprehensive income (loss)	—	—	—	—	2,845	—	—	(15)	2,830
Balance, June 30, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$—	$(1,516)	$1,280,537

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2025
Balance January 1, 2025	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from exercise of stock options	274	3	4,166	—	—	—	—	—	4,169
Stock-based compensation expense	—	—	11,994	—	—	—	—	—	11,994
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(134)	(1)	1	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(906)	(9)	(22,168)	—	—	—	—	—	(22,177)
Issuance of common stock - ESPP	3	—	86	—	—	—	—	—	86
Net income	—	—	—	48,666	—	—	—	(50)	48,616
Other comprehensive income (loss)	—	—	—	—	5,348	—	—	(30)	5,318
Balance, June 30, 2025	141,245	$1,413	$1,309,317	$88,546	$(16,254)	—	$-	$(1,602)	$1,381,420

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Six Months Ended June 30, 2024
Balance, January 1, 2024	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	147	1	666	—	—	—	—	—	667
Stock-based compensation expense	—	—	8,788	—	—	—	—	—	8,788
Restricted stock granted	1,554	16	(16)	—	—	—	—	—	-
Restricted stock canceled	(40)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(618)	(6)	(7,457)	—	—	—	—	—	(7,463)
Issuance of common stock - ESPP	6	—	79	—	—	—	—	—	79
Reissuance of treasury shares [2]	4,210	—	—	(95,175)	—	(4,210)	95,175	—	-
Issuance of common shares [2]	8,205	82	(1,695)	—	—	—	—	—	(1,613)
Net loss	—	—	—	(9,845)	—	—	—	(59)	(9,904)
Other comprehensive income (loss)	—	—	—	—	(328)	—	—	(3)	(331)
Balance, June 30, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$-	$(1,516)	$1,280,537

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] During the second quarter of 2024, the Company retired $229.4 million in aggregate principal amount of its outstanding 6.50%

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the six months ended June 30, 2025.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Six Months Ended June 30, 2025
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	6,051	(1,015)	410	(98)	5,348
Balance, June 30, 2025	$(20,888)	$2,818	$395	$1,421	$(16,254)

	Six Months Ended June 30, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$72	$(16,642)
Current-period other comprehensive income (loss)	(1,167)	815	24	(328)
Balance, June 30, 2024	$(20,922)	$3,856	$96	$(16,970)

(1)
The foreign currency translation related to noncontrolling interests was not significant at June 30, 2025 or 2024.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the six months ended June 30, 2025:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2025	1,632	$16.64	5.59	$19,520
Options granted	377	26.23
Options exercised	(274)	15.21
Options forfeited/canceled/expired	(161)	26.43
Options outstanding at June 30, 2025	1,574	$18.14	6.55	$11,549
Options vested and expected to vest at June 30, 2025	1,475	$18.05	6.38	$10,993
Options exercisable at June 30, 2025	778	$18.67	4.20	$5,716

During the six months ended June 30, 2025, the Company granted approximately 377,000 options to certain employees which had a grant date fair value of $13.95. For the three months ended June 30, 2025 and 2024, the amount of stock-based compensation expense related to stock options was $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, the amount of stock-based compensation expense related to stock options was $0.9 million and $0.4 million, respectively. As of June 30, 2025, the Company had $6.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.3 years.

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

A summary of the activity of restricted stock outstanding is as follows for the six months ended June 30, 2025:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2025	3,714	$9.77
Granted	1,827	26.69
Vested	(2,684)	7.50
Forfeited/canceled	(134)	15.31
Restricted stock outstanding at June 30, 2025	2,723	$16.44

During the six months ended June 30, 2025, the Company granted approximately 1,827,000 shares of restricted stock to certain employees and executive officers. Of these awards, 137,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2025, 2026 and 2027.

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

For the three months ended June 30, 2025 and 2024, the Company recognized $5.0 million and $2.9 million, respectively, of compensation expense related to its restricted stock awards. For the six months ended June 30, 2025 and 2024, the Company recognized $11.1 million and $8.8 million, respectively, of compensation expense related to its restricted stock awards. As of June 30, 2025, the Company had $33.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.5 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the six months ended June 30, 2025 and 2024, 3,239 and 6,162 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings (loss) per share were calculated for the three and six months ended June 30, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$29,074	$(32,563)	$48,616	$(9,904)
Net loss attributable to noncontrolling interests	34	50	50	59
Net income (loss) attributable to The GEO Group, Inc.	29,108	(32,513)	48,666	(9,845)
Basic earnings (loss) per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	138,539	130,518	137,844	125,631
Per share amount	$0.21	$(0.25)	$0.35	$(0.08)
Diluted earnings (loss) per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	138,539	130,518	137,844	125,631
Dilutive effect of equity incentive plans	1,931	—	2,866	—
Weighted average shares assuming dilution	140,470	130,518	140,710	125,631
Per share amount	$0.21	$(0.25)	$0.35	$(0.08)

For the three months ended June 30, 2025, 557,387 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 68,750 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended June 30, 2024, as the Company experienced a net loss, no potential common shares were included in the computation of diluted loss per share as they would be antidilutive. There were 1,603,169 weighted average shares of common stock underlying options excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 1,930,248 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2025, 438,418 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 45,580 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the six months ended June 30, 2024, as the Company experienced a net loss, no potential common shares were included in the computation of diluted loss per share as they would be antidilutive. There were 1,587,479 weighted average shares of common stock underlying options excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 2,320,286 common stock equivalents from restricted shares that were anti-dilutive for the period.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.3 million during the three months ended June 30, 2025. Total unrealized gain recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.1 million during the three months ended June 30, 2024. Total unrealized loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $1.0 million during the six months ended June 30, 2025. Total unrealized gain recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.8 million during the six months ended June 30, 2024. The total fair value of the swap assets as of June 30, 2025 and December 31, 2024 was $3.6 million and $4.9 million, respectively, and is recorded as a component of Other Non-Current Assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Credit Agreement
Term Loan	$296,867	$320,823
Unamortized discount on term loan	(2,402)	(2,889)
Unamortized debt issuance costs on term loan	(4,198)	(5,049)
Revolver	115,000	110,000
Total Credit Agreement	405,267	422,885
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(10,879)	(12,039)
Total 8.625% Secured Notes due 2029	639,121	637,961
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(10,869)	(11,522)
Total 10.25% Unsecured Notes due 2031	614,131	613,478
6.50% Exchangeable Senior Notes due 2026
Notes Due in 2026	—	100
Total 6.50% Exchangeable Senior Notes due 2026	—	100
Finance Lease Liabilities	216	556
Other debt, net of unamortized debt issuance costs	37,441	38,048
Total debt	1,696,176	1,713,028
Current portion of finance lease liabilities and long-term debt	(220,801)	(1,612)
Finance Lease Liabilities, long-term portion	—	(219)
Long-Term Debt	$1,475,375	$1,711,197

Senior Notes Offering and Credit Agreement

On April 18, 2024, the Company announced the closing of its private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the "Secured Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2029 Indenture") and $625.0 million aggregate principal amount of 10.250% senior notes due 2031 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2031 Indenture" and, together with the 2029 Indenture, the "Indentures"). The Notes are guaranteed (the "Secured Note Guarantees" and the "Unsecured Note Guarantees," respectively, and collectively, the "Guarantees" by GEO's domestic subsidiaries that are guarantors under the senior secured credit facility and outstanding senior notes (the "Guarantors")

The Company also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. As of June 30, 2025, the aggregate principal amount of revolving credit commitments under the senior revolving credit facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility was $450.0 million.

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

Ranking. The Secured Notes and the Secured Note Guarantees are GEO and the Guarantors’ respective senior, secured obligations, and the indebtedness evidenced by the Secured Notes and the Secured Note Guarantees will rank equal in right of payment to all of GEO’s and the Guarantors’ other existing and future senior obligations, including the indebtedness under the Credit Agreement and the guarantees thereof; effectively senior in right of payment to all of GEO’s and the Guarantors’ existing and future unsecured indebtedness, including the Unsecured Notes, and the guarantees thereof, to the extent of the value of the Collateral (as defined below); senior in right of payment to any of GEO’s and the Guarantors’ future subordinated indebtedness; effectively junior in right of payment to any of GEO’s and the Guarantors’ future secured indebtedness that is secured by a lien on any assets not constituting Collateral, to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other liabilities of Subsidiaries that do not guarantee the Secured Notes and joint ventures, including trade payables.

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

Credit Agreement

GEO and GEOCH, as borrowers (collectively, the “Credit Facility Borrowers”), entered into a Credit Agreement, dated April 18, 2024 (the “Credit Agreement”) to, among other things, evidence and govern a first-lien senior secured revolving credit facility (the “Revolving Credit Facility”; and the commitments thereunder, the “Revolving Credit Facility Commitments”) and a first-lien senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). As of June 30, 2025, the aggregate principal amount of revolving credit commitments under the Revolving Credit Facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the New Term Loan Facility was $450.0 million.

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

The Revolving Credit Facility Commitments under the Revolving Credit Facility were scheduled to terminate, and the Revolving Credit Loans were scheduled to mature, on the earliest of (i) April 15, 2029, (ii) in the event that any Term Loans remain outstanding on the date that is ninety-one days prior to the Term Loan Maturity Date (as defined below), the date that is ninety-one days prior to the Term Loan Maturity Date, (iii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Senior Notes remains outstanding on the Senior Notes Springing Maturity Date (as defined below), such Senior Notes Springing Maturity Date, it being understood that Senior Notes shall not be considered to be outstanding for purposes of this clause (iii) to the extent GEO, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Senior Notes in full on the maturity date thereof (the “Maturity Reserve Condition”), where “Senior Notes” refers to each of the Secured Notes and the Unsecured Notes and any other senior notes issued by GEO or any of its subsidiaries and “Senior Notes Springing Maturity Date” means the date that is ninety-one days prior to the stated maturity date of the applicable Senior Notes. The Term Loans will mature on the earliest of (i) April 15, 2029 and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any series or class of Senior Notes remains outstanding on the Senior Notes Springing Maturity Date, such Senior Notes Springing Maturity Date, unless the Maturity Reserve Condition is satisfied with respect to such Senior Notes (such earliest date, the “Term Loan Maturity Date”).

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

As of June 30, 2025, the Company had $115.0 million in borrowings under its revolver, and approximately $47.5 million in letters of credit which left approximately $147.5 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of June 30, 2025 was 9.01%.

On July 14, 2025 the Company amended its Credit Agreement dated as of April 18, 2024 which increased the Company's revolving credit commitments from $310 million to $450 million and extended the Revolver’s maturity to July 14, 2030. The amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Refer to Note 15 - Subsequent Events for further information.

6.50% Exchangeable Senior Notes due 2026

On February 24, 2021, the Company’s wholly owned subsidiary, GEOCH, completed a private offering of $230 million aggregate principal amount of 6.50% Exchangeable Senior Notes due 2026 (the "Convertible Notes"). The Convertible Notes were to mature on February 23, 2026, unless earlier repurchased or exchanged. The Convertible Notes bore interest at the rate of 6.50% per year plus an additional amount based on the dividends paid by the Company on its common stock, $0.01 par value per share. Interest on the Convertible Notes was payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

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

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at June 30, 2025 is $0.5 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at June 30, 2025.

Guarantees

Australia

The Company has entered into a guarantee in the form of a letter of credit in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53.1 million, or $34.8 million, based on exchange rates as of June 30, 2025.

As of June 30, 2025, the Company also had four other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD11.3 million, or $7.4 million, based on exchange rates as of June 30, 2025.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses people in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. On March 20, 2025, the United States filed an Amicus Brief with the Ninth Circuit in which it argued that the January 16, 2025 decision of the Ninth Circuit is incorrect in multiple respects, runs contrary to Circuit precedent, and creates significant tension with the case law of other circuits. The United States argued that the application of the state minimum-wage law to federal immigration detainees in the voluntary work program is preempted by a federal appropriation statute that sets the minimum allowance for detainee participants at $1 per day. Additionally, the United States argued that the application of the state minimum-wage law to federal immigration detainees likewise impermissibly discriminates against the federal government in violation of intergovernmental-immunity principles. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing.

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

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO until a further Order of the Court. On July 22, 2025, the Third Circuit Court of Appeals affirmed a U.S. District Court for the District of New Jersey decision in a similar case finding Assembly Bill 5207 unconstitutional.

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025. On May 5, 2025, the U.S. District Court for the Eastern District of California entered an order finding Senate Bill 1132 does not impose any standards on GEO’s provision of contracted services to ICE, and dismissing GEO’s suit with leave to amend.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $54.1 million of which $35.9 million was spent through the first six months of 2025. The Company estimates the remaining capital requirements related to these capital projects will be $18.2 million which will be spent through the remainder of 2025.

Uncertain Tax Positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2025, the Company had a total of approximately $42.6 million of unrecognized tax benefits for uncertain tax positions. Approximately $38.9 million of this total was generated in the second quarter of 2024, and relates to interest deduction for GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026. There was not a significant increase during the second quarter of 2025. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe it has any existing tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

Idle Facilities

As of June 30, 2025, the Company was marketing (or awaiting activation of) nine idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of June 30, 2025.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	June 30, 2025	June 30, 2025	June 30, 2025
Rivers Correctional Facility	2021	1,320	—	36,567	—	36,567
Big Spring Correctional Facility	2021	924	—	27,368	—	27,368
Flightline Correctional Facility	2021	1,452	—	32,176	—	32,176
McFarland Female Community Reentry Facility	2020	300	—	10,558	—	10,558
Lea County Correctional Facility	2025	1,200	—	45,714	—	45,714
Hector Garza Center	2020	—	139	—	4,097	4,097
Cheyenne Mountain Recovery Center	2020	700	—	17,643	—	17,643
Philadelphia Residential	2024	—	400	—	6,252	6,252
Coleman Hall	2017	—	350	—	5,710	5,710
Total		5,896	889	$170,026	$16,059	$186,085

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a month-to-month term through December 2025. The carrying value of these leased facilities as of June 30, 2025 is $44.6 million, net of accumulated depreciation of $26.9 million. For the additional three leased facilities, one facility has a term that expires in October 2026. The carrying value of this leased facility as of June 30, 2025 was $2.1 million, net of accumulated depreciation of $1.0 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of June 30, 2025 was $72.9 million, net of accumulated depreciation of $38.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of June 30, 2025 was $20.0 million, net of accumulated depreciation of $19.0 million. Rental income, included in Revenues, for leased facilities for each of the six months ended June 30, 2025 and 2024, was approximately $7.5 million. As of June 30, 2025, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2025	$7,860
2026	13,361
2027	13,375
2028	11,911
2029	4,259
Thereafter	53,903
Total	$104,669

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

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the three and six months ended June 30, 2025 and 2024, respectively.

Three Months Ended June 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$441,665	$78,925	$71,310	$44,269	$636,169
Less:
Labor and Related Taxes [1]	248,869	23,360	31,620	24,926	328,775
Medical Services and Supplies [1]	15,740	—	—	—	15,740
Other Segment Items [2]	100,140	23,046	24,049	16,200	163,435
Operating Income from Segments	$76,916	$32,519	$15,641	$3,143	$128,219
Unallocated amounts:
General and administrative expense					(56,246)
Net interest expense					(39,441)
Loss on extinguishment of debt					(595)
Other income					5,514
Income before income taxes and equity in earnings of affiliates					$37,451

Capital Expenditures	$24,578	$9,202	$2,418	$613	$36,811
Depreciation and amortization	$22,444	$6,283	$3,427	$578	$32,732

Three Months Ended June 30, 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$402,097	$84,745	$68,960	$51,383	$607,185
Less:
Labor and Related Taxes [1]	216,146	22,529	31,896	31,887	302,458
Medical Services and Supplies [1]	16,092	—	—	—	16,092
Other Segment Items [2]	90,090	23,939	24,909	17,354	156,292
Operating Income from Segments	$79,769	$38,277	$12,155	$2,142	$132,343
Unallocated amounts:
General and administrative expense					(52,198)
Net interest expense					(48,652)
Loss on extinguishment of debt					(82,339)
Loss on asset divestitures/impairment					(2,907)
Loss before income taxes and equity in earnings of affiliates					$(53,753)

Capital Expenditures	$15,251	$7,640	$1,142	$374	$24,407
Depreciation and amortization	$21,175	$6,252	$3,304	$582	$31,313

Six Months Ended June 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$847,381	$156,638	$141,686	$95,808	$1,241,513
Less:
Labor and Related Taxes [1]	479,266	46,748	63,374	53,616	643,004
Medical Services and Supplies [1]	30,146	—	—	—	30,146
Other Segment Items [2]	191,822	47,382	47,569	34,638	321,411
Operating Income from Segments	$146,147	$62,508	$30,743	$7,554	$246,952
Unallocated amounts:
General and administrative expense					(113,995)
Net interest expense					(79,885)
Loss on extinguishment of debt					(595)
Other income					5,514
Income before income taxes and equity in earnings of affiliates					$57,991

Capital Expenditures	$43,891	$19,178	$3,395	$1,118	$67,582
Depreciation and amortization	$44,719	$12,145	$6,869	$1,135	$64,868

Six Months Ended June 30, 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$803,037	$171,529	$136,790	$101,501	$1,212,857
Less:
Labor and Related Taxes [1]	437,517	44,986	63,448	61,008	606,959
Medical Services and Supplies [1]	34,813	—	—	—	34,813
Other Segment Items [2]	171,697	50,086	48,445	35,882	306,110
Operating Income from Segments	$159,010	$76,457	$24,897	$4,611	$264,975
Unallocated amounts:
General and administrative expense					(105,268)
Net interest expense					(97,473)
Loss on extinguishment of debt					(82,378)
Loss on asset divestitures/impairment					(2,907)
Loss before income taxes and equity in earnings of affiliates					$(23,051)

Capital Expenditures	$21,720	$14,369	$2,085	$1,000	$39,174
Depreciation and amortization	$41,742	$12,769	$6,940	$1,227	$62,678

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

Segment Assets

	June 30, 2025	December 31, 2024
	(In thousands)
Segment assets:
U.S. Secure Services	$2,377,159	$2,356,105
Electronic Monitoring and Supervision Services	518,354	504,782
Reentry Services	448,439	465,014
International Services	69,710	71,610
Total segment assets	$3,413,662	$3,397,511

Asset Reconciliation

The following is a reconciliation of the Company's reportable segment assets to the Company's total assets as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
	(In thousands)
Reportable segment assets	$3,413,662	$3,397,511
Cash	67,861	76,896
Deferred income tax assets	9,522	9,522
Restricted cash and investments, current and non-current	170,374	148,151
Total assets	$3,661,419	$3,632,080

Geographic Information

During each of the six months ended June 30, 2025 and 2024, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, and (ii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)		(In thousands)
Revenues:
U.S. operations	$591,901	$555,768	$1,145,705	$1,111,356
Australia operations	39,418	47,352	86,235	93,731
South African operations	4,850	4,065	9,573	7,770
Total revenues	$636,169	$607,185	$1,241,513	$1,212,857

	June 30, 2025	December 31, 2024
	(In thousands)
Property and Equipment, net:
U.S. operations	$1,814,232	$1,890,662
Australia operations	9,526	8,944
South African operations	142	84
Total Property and Equipment, net	$1,823,900	$1,899,690

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)		(In thousands)
Revenues:
Secure Services [1]	$485,934	$453,480	$943,189	$904,538
Electronic Monitoring and Supervision Services	78,925	84,745	156,638	171,529
Reentry Services	71,310	68,960	141,686	136,790
Total revenues	$636,169	$607,185	$1,241,513	$1,212,857

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

The Company has recorded $1.8 million in earnings, net of tax, for SACS operations during the six months ended June 30, 2025, and $0.1 million in losses, net of tax, for SACS operations during the six months ended June 30, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company’s investment in SACS was $8.6 million and $8.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.2 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2025, and $0.9 million in earnings, net of tax, for GEOAmey's operations during the six months ended June 30, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company’s investment in GEOAmey was $9.1 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following tables summarize key information related to the Company’s pension plans and retirement agreements (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,027	$27,790
Service cost	266	653
Interest cost	752	1,365
Actuarial gain	—	(1,772)
Benefits paid	(379)	(1,009)
Projected benefit obligation, end of period	$27,666	$27,027
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	379	1,009
Benefits paid	(379)	(1,009)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$27,666	$27,027

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Components of Net Periodic Benefit Cost
Service cost	$133	$163	$266	$326
Interest cost	376	341	752	682
Net (gain) loss	(62)	15	(125)	30
Net periodic benefit cost	$447	$519	$893	$1,038

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of June 30, 2025 and December 31, 2024 was $26.7 million and $26.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company has a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of June 30, 2025, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its Executive Chairman entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $13.9 million at June 30, 2025 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

15. SUBSEQUENT EVENTS

Credit Agreement

On July 14, 2025, the Company entered into that certain First Amendment to Credit Agreement (the “Amendment”) which amended its Credit Agreement dated as of April 18, 2024. The Amendment increases the Company's Revolving Credit Facility (the “Revolver”) commitments from $310 million to $450 million and extends the Revolver’s maturity from April 15, 2029 to July 14, 2030. The Amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR reference rate for the applicable interest period plus 2.75% per annum, which is lower by 0.50% from the applicable rate prior to the Amendment. The Amendment also increases the Company's capacity to make restricted payments over the next five years and makes certain additional modifications to the Credit Agreement. Prior to the closing of the Amendment, GEO repaid $132 million of the Term Loan B outstanding under the Credit Agreement.

Asset Sale

On June 3, 2025, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) with CPT Operating Partnership L.P. (together with GEO, the “Seller”) and the State of Oklahoma (the “Purchaser”) pursuant to which, subject to the terms of the Sale Agreement, the Seller agreed to sell the 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma (the “Lawton Facility”) to the Purchaser for a sale price of $312 million. The sale resulted in a gain of approximately $228 million. At June 30, 2025, the Lawton Facility is included in Assets Held for Sale in the accompanying consolidated balance sheets. The Sale Agreement also contained certain customary representations, warranties and covenants that the parties made to each other. The sale of the Lawton Facility closed on July 25, 2025 and the Company transitioned facility operations to the Oklahoma Department of Corrections simultaneously on July 25, 2025.

Asset Purchase

On July 1, 2025, the Company announced that it had entered into a purchase agreement with SDCC Middle Block, LLC (the “Seller”), an affiliate of Holland Partners Group, to acquire the 770-bed Western Region Detention Facility located in San Diego, California (the “San Diego Facility”) for approximately $60 million. The Company previously leased the San Diego Facility for approximately $5.1 million annually under a lease agreement that was scheduled to expire on March 31, 2029. GEO has a contract with the U.S. Marshals Service for the exclusive use of the San Diego Facility.

The purchase of the San Diego Facility closed on July 31, 2025 and was funded as a like kind real estate property exchange with proceeds from the sale of Lawton Facility, which closed on July 25, 2025 as discussed above, resulting in an estimated capital gains cash tax savings of approximately $9.3 million.

Following the closing of the sale of the Lawton Facility and the purchase of the San Diego Facility, GEO had approximately $222 million in net proceeds. The Company used the net proceeds, along with cash on hand and available liquidity, to pay off senior secured debt, including approximately $300 million in floating rate debt.

Compensatory Arrangements of Certain Officers

On July 7, 2025, George C. Zoley and the Company entered into the Amendment to Executive Chairman Employment Agreement (the “Executive Chairman Amendment”). The Executive Chairman Amendment modifies Dr. Zoley’s employment agreement by extending his employment term as Executive Chairman from June 30, 2026 to April 2, 2029, updating his base salary to reflect the base salary previously approved by the Committee in February 2025 and modifying each of the Target Bonus (as defined below) and Target Stock Award (as defined below) applicable to Dr. Zoley from 100% to 150% of his base salary. The Compensation Committee of the Board of Directors (the “Committee”) approved the Executive Chairman Amendment on July 3, 2025.

On July 3, 2025, the Committee approved an adjustment to the annual cash incentive target amount pursuant to the terms of the Senior Management Performance Award Plan (the “Target Bonus”) and the annual equity incentive award target amount (the “Target Stock Award”) applicable to the Company’s Chief Executive Officer, J. David Donahue. The Committee approved the adjustment of each of the Target Bonus and Target Stock Award from 100% to 150% of his base salary. On August 4, 2025, Mr. Donahue and the Company entered into the Amendment to Executive Employment Agreement (the "Executive Amendment") to reflect the adjustments to each of the Target Bonus and Target Stock Award applicable to Mr. Donahue from 100% to 150% of his base salary.

On July 15, 2025, the Committee of the Company approved a modification to the vesting schedule of the one-time special recognition stock award of 207,862 shares of restricted stock granted to George C. Zoley, the Company’s Executive Chairman, on March 3, 2025 such that the award vested on July 17, 2025 instead of March 3, 2026. The Committee approved the modification in light of and in connection with the Executive Chairman Amendment entered into on July 7, 2025 discussed above.

Share Repurchase Program

On August 4, 2025, the Company's Board of Directors authorized and approved a Share Repurchase Program covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. Repurchases of the Company's common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the share repurchase program may be extended, increased, decreased, suspended or terminated by the Board of Directors in its discretion at any time. Repurchases of the Company's common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, the Company's existing obligations, including its Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in the Company's sole discretion. The authorization for the share repurchase program does not obligate the Company to purchase any particular amount of the Company’s common stock.

Intense Supervision and Appearance Program

On July 31, 2025, the Company entered into a 30-day interim agreement with ICE to extend the Intense Supervision and Appearance Program ("ISAP") through August 31, 2025.

Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025 while others are effective starting after this date. The Company is currently assessing OBBBA's impact on its consolidated financial statements.

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
•
our ability to implement the Share Repurchase Program on the anticipated timeline, or at all;
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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and under “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At June 30, 2025, our worldwide operations include the management and/or ownership of approximately 77,000 beds at 98 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the six months ended June 30, 2025 and 2024, we had consolidated revenues of $1,241.5 million and $1,212.9 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 89% including 69,793 active beds and excluding 6,785 idle beds, which includes those being marketed to potential customers, for the six months ended June 30, 2025, and approximately 88% including 69,834 active beds and excluding 11,275 idle beds, which includes those being marketed to potential customers, for the six months ended June 30, 2024.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2024.

Contract Developments

On July 31, 2025, we entered into a 30-day interim agreement with ICE to extend our ISAP contract through August 31, 2025.

On June 16, 2025, we announced that our wholly-owned subsidiary, GEO Transport, Inc. has entered into a new five-year contract, inclusive of option periods, with the U.S. Marshals Service for the provision of secure transportation and contract detention officer services across three service regions covering 26 federal judicial districts and spanning 14 states.

On June 10, 2025, we announced that the U.S. District Court, Central District of California has approved a settlement in the case of Roman v. Wolf, which allows for immediate full intake at our company-owned, 1,940-bed Adelanto ICE Processing Center in California (the "Adelanto Center"). The court had previously issued several injunction orders, including an intake prohibition order issued more than four years ago, limiting the use of the Adelanto Center based on then-prevailing COVID-19 conditions. ICE and GEO entered into a 15-year contract on December 19, 2019, for the provision of secure residential housing and support services at the Adelanto Center, consisting of a five-year base period followed by two five-year option periods. The current contract option period is effective through December 19, 2029.

On June 9, 2025, we announced that we have entered into a contract modification with ICE, effective June 6, 2025, to activate a federal immigration processing center at our company-owned, 1,868-bed, D. Ray James Facility in Folkston, Georgia under the existing intergovernmental service agreement involving the company-owned, 1,118-bed Folkston ICE Processing Center. Our support services will include the exclusive use of this federal facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

Asset Sale

On June 3, 2025, we entered into a Sale Agreement to sell our 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma for a sale price of $312 million. The Sale Agreement also contained certain customary representations, warranties and covenants that the parties made to each other. The sale closed on July 25, 2025 and we transitioned facility operations to the Oklahoma Department of Corrections simultaneously on July 25, 2025.

Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Asset Purchase

On July 1, 2025, we announced that we had entered into a purchase agreement to acquire the 770-bed Western Region Detention Facility located in San Diego, California for approximately $60 million. We previously leased the Western Region Detention Facility for approximately $5.1 million annually under a lease agreement that was scheduled to expire on March 31, 2029. We have a contract with the U.S. Marshals Service for the exclusive use of the Western Region Detention Facility.

The purchase of the Western Region Detention Facility closed on July 31, 2025 and was funded as a like kind real estate property exchange with proceeds from the sale of the Lawton Correctional Facility, which closed on July 25, 2025 as discussed above, resulting in an estimated capital gains cash tax savings of approximately $9.3 million.

Following the closing of the sale of the Lawton Correctional Facility and the purchase of the Western Region Detention Facility, we had approximately $222 million in net proceeds. We used the net proceeds, along with cash on hand and available liquidity, to pay off senior secured debt, including approximately $300 million in floating rate debt.

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

Idle Facilities

We are currently marketing (or awaiting activation) 6,785 vacant beds at nine idle facilities to potential customers. The carrying values of these idle facilities totaled $186.1 million as of June 30, 2025, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2025, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Second Quarter 2025 and Second Quarter 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$441,665	69.4%	$402,097	66.2%	$39,568	9.8%
Electronic Monitoring and Supervision Services	78,925	12.4%	84,745	14.0%	(5,820)	(6.9)%
Reentry Services	71,310	11.2%	68,960	11.4%	2,350	3.4%
International Services	44,269	7.0%	51,383	8.5%	(7,114)	(13.8)%
Total	$636,169	100.0%	$607,185	100.0%	$28,984	4.8%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $39.6 million in the second quarter ended June 30, 2025 (the "Second Quarter 2025") compared to the second quarter ended June 30, 2024 (the "Second Quarter 2024") due to increases of $17.5 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities and aggregate net increases of $28.4 million due to increases in occupancies, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $6.3 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.2 million in Second Quarter 2025 compared to approximately 4.3 million in Second Quarter 2024. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 88% of capacity in Second Quarter 2025 and Second Quarter 2024, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $5.8 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $2.4 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to aggregate net increases of $3.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $1.2 million.

International Services

Revenues for International Services decreased by $7.1 million in Second Quarter 2025 compared to Second Quarter 2024. We experienced a net decrease of $8.1 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $1.0 million.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$342,305	77.5%	$301,153	74.9%	$41,152	13.7%
Electronic Monitoring and Supervision Services	40,123	50.8%	40,216	47.5%	(93)	(0.2)%
Reentry Services	52,242	73.3%	53,501	77.6%	(1,259)	(2.4)%
International Services	40,548	91.6%	48,659	94.7%	(8,111)	(16.7)%
Total	$475,218	74.7%	$443,529	73.0%	$31,689	7.1%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $41.2 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth of $35.4 million. We also experienced an increase of approximately $13.0 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities. Partially offsetting these increases were decreases of approximately $7.2 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Second Quarter 2025 compared to Second Quarter 2024 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $1.3 million during Second Quarter 2025 compared to Second Quarter 2024 primarily due to aggregate net decreases of $0.6 million related to decreased census levels at certain of our community-based and reentry centers and the associated variable costs. We also experienced a decrease of $0.7 million due to contract terminations.

International Services

Operating expenses for International Services decreased in Second Quarter 2025 compared to Second Quarter 2024 by $8.1 million. We experienced a net decrease of $7.2 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced a decrease of $0.9 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$22,444	5.1%	$21,175	5.3%	$1,269	6.0%
Electronic Monitoring and Supervision Services	6,283	8.0%	6,252	7.4%	31	0.5%
Reentry Services	3,427	4.8%	3,304	4.8%	123	3.7%
International Services	578	1.3%	582	1.1%	(4)	(0.7)%
Total	$32,732	5.1%	$31,313	5.2%	$1,419	4.5%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Second Quarter 2025 compared to Second Quarter 2024 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense was relatively consistent in Second Quarter 2025 compared to Second Quarter 2024.

Reentry Services

Reentry Services depreciation and amortization expense increased slightly in Second Quarter 2025 compared to Second Quarter 2024 primarily due to renovations at certain of our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Second Quarter 2025 compared to Second Quarter 2024.

General and Administrative Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$56,246	8.8%	$52,198	8.6%	$4,048	7.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.0 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to an increase in stock-based compensation expense of $2.4 million with the remaining increase related to increases in business development, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,466	0.4%	$1,992	0.3%	$474	23.8%
Interest Expense	$41,907	6.6%	$50,644	8.3%	$(8,737)	(17.3)%

Interest income increased by $0.5 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to higher cash balances on hand domestically and internationally and the effect of foreign exchange rates.

Interest expense decreased by $8.7 million in Second Quarter 2025 compared to Second Quarter 2024 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest expense due to lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024 and had lower overall principal balances compared to Second Quarter 2024.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$595	0.1%	$82,339	13.6%	$(81,744)	(99.3)%

During Second Quarter 2025, we made a mandatory quarterly payment on our Term Loan. In connection with the repayment, we wrote off the related deferred loan costs. During Second Quarter 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $82.3 million which consisted of the write-off of existing deferred financing costs and net discounts/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Other Income

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Other Income	$5,514	0.9%	$—	(—)%	$5,514	100.0%

In Second Quarter 2025, we received an aggregate of $5.5 million under the Employee Retention Tax Credit provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

Loss on Asset Divestitures/Impairment

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Asset Divestitures/Impairment	$—	(—)%	$2,907	0.5%	$(2,907)	(100.0)%

During Second Quarter 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

Income Tax Provision (Benefit)

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for (Benefit from) Income Taxes	$10,554	28.2%	$(20,379)	37.9%	$30,933	(151.8)%

The provision for income taxes increased and the effective tax rate decreased in Second Quarter 2025 compared to Second Quarter 2024 principally due to pre-tax income compared to pre-tax losses, respectively. In Second Quarter 2025, there was a $0.3 million net discrete tax benefit as compared to a $4.5 million net discrete tax benefit in Second Quarter 2024. Included in the tax provision for income taxes in Second Quarter 2025 was a $0.3 million discrete tax benefit as compared to a $0.1 million discrete tax benefit in Second Quarter 2024 related to stock compensation that vested during the respective periods. Also included in the net discrete tax benefit in the Second Quarter 2024 was a $3.4 million discrete tax benefit from the interest deduction related to GEO shares provided to the holders of our 6.5% Exchangeable Senior Notes due 2026. We estimate our 2025 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025 while others are effective starting after this date. We are currently assessing OBBBA's impact on our consolidated financial statements.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$2,177	0.3%	$811	0.1%	$1,366	168.4%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates increased during Second Quarter 2025 compared to Second Quarter 2024 primarily due to favorable performance at SACS.

Comparison of Six Months 2025 and Six Months 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$847,381	68.3%	$803,037	66.2%	$44,344	5.5%
Electronic Monitoring and Supervision Services	156,638	12.6%	171,529	14.1%	(14,891)	(8.7)%
Reentry Services	141,686	11.4%	136,790	11.3%	4,896	3.6%
International Services	95,808	7.7%	101,501	8.4%	(5,693)	(5.6)%
Total	$1,241,513	100%	$1,212,857	100.0%	$28,656	2.4%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $44.3 million in the six months ended June 30, 2025 (the "Six Months 2025") compared to the six months ended June 30, 2024 (the "Six Months 2024") due to aggregate net increases of $20.2 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities. We also experienced an aggregate net increase of $37.8 million due to increases in occupancies, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $13.7 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 8.3 million in Six Months 2025 compared to approximately 8.5 million in Six Months 2024. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 88% of capacity in Six Months 2025 and Six Months 2024, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $14.9 million in Six Months 2025 compared to Six Months 2024 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $4.9 million in Six Months 2025 compared to Six Months 2024 primarily due to aggregate net increases of $7.4 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $2.5 million.

International Services

Revenues for International Services decreased by $5.7 million in Six Months 2025 compared to Six Months 2024. We experienced a net decrease of $8.8 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $3.1 million.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$656,515	77.5%	$602,285	75.0%	$54,230	9.0%
Electronic Monitoring and Supervision Services	81,985	52.3%	82,303	48.0%	(318)	(0.4)%
Reentry Services	104,074	73.5%	104,953	76.7%	(879)	(0.8)%
International Services	87,119	90.9%	95,663	94.2%	(8,544)	(8.9)%
Total	$929,693	74.9%	$885,204	73.0%	$44,489	5.0%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $54.2 million in Six Months 2025 compared to Six Months 2024 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth of $54.2 million. We also experienced an increase of approximately $14.8 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities. Partially offsetting these increases were decreases of approximately $14.8 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Six Months 2025 compared to Six Months 2024 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $0.9 million during Six Months 2025 compared to Six Months 2024 primarily due to an aggregate net decrease of $2.8 million due to contract terminations. Partially offsetting this decrease were aggregate net increases of $1.9 million related to increased census levels at certain of our community-based and reentry centers and the associated variable costs.

International Services

Operating expenses for International Services decreased in Six Months 2025 compared to Six Months 2024 by $8.5 million. We experienced a net decrease of $5.7 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced a decrease of $2.8 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$44,719	5.3%	$41,742	5.2%	$2,977	7.1%
Electronic Monitoring and Supervision Services	12,145	7.8%	12,769	7.4%	(624)	(4.9)%
Reentry Services	6,869	4.8%	6,940	5.1%	(71)	(1.0)%
International Services	1,135	1.2%	1,227	1.2%	(92)	(7.5)%
Total	$64,868	5.2%	$62,678	5.2%	$2,190	3.5%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Six Months 2025 compared to Six Months 2024 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased in Six Months 2025 compared to Six Months 2024 primarily due to certain assets becoming fully depreciated and/or amortized.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in Six Months 2025 compared to Six Months 2024 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

International Services depreciation and amortization expense slightly decreased in Six Months 2025 compared to Six Months 2024 primarily due to certain assets becoming fully depreciated and/or amortized.

General and Administrative Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$113,995	9.2%	$105,268	8.7%	$8,727	8.3%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $8.7 million in Six Months 2025 compared to Six Months 2024 primarily due to an increase in stock-based compensation expense of $3.2 million with the remaining increase related to increases in business development, consulting and other administrative expenses.

Non-Operating Expenses

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,463	0.4%	$4,466	0.4%	$(3)	(0.1)%
Interest Expense	$84,348	6.8%	$101,939	8.4%	$(17,591)	(17.3)%

Interest income decreased slightly in Six Months 2025 compared to Six Months 2024 primarily due to lower cash balances on hand domestically and internationally and the effect of foreign exchange rates.

Interest expense decreased by $17.6 million in Six Months 2025 compared to Six Months 2024 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest expense due to lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024 and had lower overall principal balances compared to Six Months 2024.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$595	0.0%	$82,378	6.8%	$(81,783)	(99.3)%

During Six Months 2025, we made a mandatory quarterly payment on our Term Loan. In connection with the repayment, we wrote off the related deferred loan costs. During Six Months 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $82.4 million which consisted of the write-off of existing deferred financing costs and net discounts/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Other Income

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Other Income	$5,514	0.4%	$—	(—)%	$5,514	100.0%

In Six Months 2025, we received an aggregate of $5.5 million under the Employee Retention Tax Credit provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

Loss on Asset Divestitures/Impairment

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Asset Divestitures/Impairment	$—	(—)%	$2,907	0.2%	$(2,907)	(100.0)%

During Six Months 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

Income Tax Provision (Benefit)

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for (benefit from) Income Taxes	$12,380	21.3%	$(12,308)	53.4%	$24,688	(200.6)%

The provision for income taxes increased and the effective tax rate decreased in Six Months 2025 compared to Six Months 2024 principally due to pre-tax income compared to pre-tax losses, respectively. In Six Months 2025, there was a $4.5 million net discrete tax benefit as compared to a $5.1 million net discrete tax benefit in Six Months 2024. Included in the tax provision for income taxes in Six Months 2025 was a $4.5 million discrete tax benefit as compared to a $1.0 million discrete tax benefit in Six Months 2024 related to stock compensation that vested during the respective periods. Also included in the net discrete tax benefit in the Six Months 2024 was a $3.4 million discrete tax benefit from the interest deduction related to GEO shares provided to the holders of our 6.5% Exchangeable Senior Notes due 2026. We estimate our 2025 annual effective tax rate to be in the range of approximately 28% to 30%, exclusive of any discrete items.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025 while others are effective starting after this date. We are currently assessing OBBBA's impact on our consolidated financial statements.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$3,005	0.2%	$839	0.1%	$2,166	258.2%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates increased during Six Months 2025 compared to Six Months 2024 primarily due to favorable performance at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $54.1 million of which $35.9 million was spent through June 30, 2025. We estimate that the remaining capital requirements related to these capital projects will be $18.2 million which will be spent through the remainder of 2025.

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

Liquidity and Capital Resources

Indebtedness

Senior Notes Offering and Credit Agreement

On April 18, 2024, we announced the closing of our private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 and $625.0 million aggregate principal amount of 10.250% senior notes due 2031.

We also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. As of June 30, 2025, the aggregate principal amount of revolving credit commitments under the senior revolving credit facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility was $450.0 million.

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

On July 14, 2025 we amended our Credit Agreement dated as of April 18, 2024 which increased the Company's revolving credit commitments from $310 million to $450 million and extended the Revolver’s maturity to July 14, 2030. The amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

During 2024, the Company exchanged approximately $229.9 million of aggregate principal amount of its outstanding 6.50% Exchangeable Senior Notes in private exchange transactions for an exchange value of approximately $410 million. The consideration consisted of cash and shares of GEO common stock. During the first quarter of 2025, we retired the remaining principal balance of the

Convertible Notes. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of June 30, 2025 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net operating revenues	$1,139,342	$1,105,117
Income from operations	115,028	142,249
Net income (loss)	24,578	(22,884)
Net income (loss) attributable to The GEO Group, Inc.	24,578	(22,884)

Summarized balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$442,355	$438,433
Noncurrent assets (a)	3,004,080	2,999,305
Current liabilities	417,240	255,851
Noncurrent liabilities (b)	1,816,587	2,002,284

(a) Includes amounts due from non-guarantor subsidiaries of $57.8 million and $55.9 million as of June 30, 2025 and December 31, 2024, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $46.7 million and $46.8 million as of June 30, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of June 30, 2025 was $120.6 million compared to $122.7 million as of June 30, 2024.

Operating Activities

Net cash provided by operating activities amounted to $110.4 million for the six months ended June 30, 2025 versus net cash provided by operating activities of $114.5 million for the six months ended June 30, 2024. Cash provided by operating activities during the six months ended June 30, 2025 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on sale/disposal of property and equipment, net, and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $4.5 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $6.8 million which negatively impacted cash. The increase was primarily driven by the timing of payments.

Net cash provided by operating activities during the six months ended June 30, 2024 was positively impacted by non-cash expenses such as depreciation and amortization, loss on sale/disposal of property and equipment, loss on extinguishment of debt, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures, loss on asset divestitures/impairment and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $16.8 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities decreased by $21.5 million which negatively impacted cash. The decrease was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $81.8 million during the six months ended June 30, 2025 was primarily the result of capital expenditures of $67.6 million, purchases of marketable securities of $16.9 million and proceeds from sales of marketable securities of $2.7 million. Net cash used in investing activities of $37.0 million during the six months ended June 30, 2024 was primarily the result of capital expenditures of $39.2 million, purchases of marketable securities of $7.2 million and proceeds from sales of marketable securities of $9.4 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was approximately $37.6 million compared to net cash used in financing activities of $113.2 million during the six months ended June 30, 2024. Net cash used in financing activities during the six months ended June 30, 2025 was primarily the result of payments on the revolver of $30.0 million, proceeds from the revolver of $35.0 million, payments on long-term debt of $24.7 million, proceeds from the exercise of stock options of $4.2 million, and taxes paid related to net share settlement of equity awards of $22.2 million. Net cash used in financing activities during the six months ended June 30, 2024 was primarily the result of payments on long-term debt of $1,802.1 million, proceeds from the issuance of long-term debt of $1,720.5 million, proceeds from the revolver of $40.0 million, debt issuance costs of $30.6 million, payments for call premiums of $34.3 million and taxes paid related to net share settlement of equity awards of $7.5 million.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$29,074	$(32,563)	$48,616	$(9,904)
Add:
Income tax provision (benefit) *	10,723	(20,193)	12,779	(11,994)
Interest expense, net of interest income **	40,036	130,991	80,480	179,851
Depreciation and amortization	32,732	31,313	64,868	62,678
EBITDA	$112,565	$109,548	$206,743	$220,631
Add (Subtract):
Net loss attributable to noncontrolling interests	34	50	50	59
Stock-based compensation expenses, pre-tax	5,506	3,132	11,994	8,788
Litigation costs and settlements, pre-tax	532	—	532	—
Loss on asset divestitures/impairment, pre-tax	—	2,907	—	2,907
ATM equity program expenses, pre-tax	—	—	—	264
Transaction expenses, pre-tax	—	3,097	55	3,097
Employee restructuring expenses, pre-tax	332	—	332	—
Start-up expenses, pre-tax	—	15	—	507
Close-out expenses, pre-tax	676	1,386	676	1,874
Other non-cash revenues and expenses, pre-tax	(1,048)	(885)	(2,019)	(1,234)
Adjusted EBITDA	$118,597	$119,250	$218,363	$236,893
* includes income tax provision on equity in earnings of affiliate
** includes loss on extinguishment of debt

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 70% and 69% of our operating expenses during the six months ended June 30, 2025 and 2024, respectively. Additional operating expenses include food, utilities and medical costs. During the six months ended June 30, 2025 and 2024, operating expenses totaled approximately 75% and 73%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2025 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2025, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During each of the six months ended June 30, 2025 and 2024, general and administrative expenses totaled approximately 9% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2025 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 6,785 vacant beds at six U.S. Secure Services and at three of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 700-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2025 is estimated to be $18.3 million, including depreciation expense of $12.3 million. As of June 30, 2025, these nine facilities had a combined net book value of $186.1 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2025 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through June 30, 2025, we would expect to receive incremental annualized revenue of approximately $240 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $411.9 million and approximately $47.5 million in outstanding letters of credit, as of June 30, 2025, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $4.6 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of June 30, 2025, every 10 percent change in historical currency rates would have approximately a $9.0 million effect on our financial position and approximately a $0.9 million impact on our results of operations during the six months ended June 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. All trial dates remain stayed.

The first of two State of Washington lawsuits, Nwauzor v. GEO Group, was filed on September 26, 2017, by immigration detainees against the Company in the U.S. District Court for the Western District of Washington. The second lawsuit was filed on September 20, 2017, by the State Attorney General against the Company in the Superior Court of the State of Washington for Pierce County, which the Company removed to the U.S. District Court for the Western District of Washington on October 9, 2017. The plaintiffs claimed that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. The Center houses people in the custody of federal immigration authorities while the federal government is determining their immigration status. In October 2021, an unfavorable jury verdict and court judgment resulting in a combined $23.2 million judgment entered against the Company in the retrial of the two cases, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. Post-judgment interest is accruing on these judgments in accordance with Washington law. The trial court waived the necessity to post a supersedeas bond for the combined judgments and has stayed enforcement of the verdict and judgments while GEO’s appeal to the U.S. Court of Appeals for the Ninth Circuit is pending. Oral argument before the Ninth Circuit was held on October 6, 2022. On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023 order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. On March 20, 2025, the United States filed an Amicus Brief with the Ninth Circuit in which it argued that the January 16, 2025 decision of the Ninth Circuit is incorrect in multiple respects, runs contrary to Circuit precedent, and creates significant tension with the case law of other circuits. The United States argued that the application of the state minimum-wage law to federal immigration detainees in the voluntary work program is preempted by a federal appropriation statute that sets the minimum allowance for detainee participants at $1 per day. Additionally, the United States argued that the application of the state minimum-wage law to federal immigration detainees likewise impermissibly discriminates against the federal government in violation of intergovernmental-immunity principles. A final mandate has not been issued by the Ninth Circuit and the appeal remains pending until resolution of the Petition for Rehearing.

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

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO until a further Order of the Court. On July 22, 2025, the Third Circuit Court of Appeals affirmed a U.S. District Court for the District of New Jersey decision in a similar case finding Assembly Bill 5207 unconstitutional.

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025. On May 5, 2025, the U.S. District Court for the Eastern District of California entered an order finding Senate Bill 1132 does not impose any standards on GEO’s provision of contracted services to ICE, and dismissing GEO’s suit with leave to amend.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

Richard K. Long, Senior Vice President, Project Development, entered into a 10b5-1 trading plan on May 19, 2025 (the “Long Trading Plan”). The Long Trading Plan provides for the potential sale of up to 50,835 shares of GEO common stock and will be in effect until the earlier of (i) May 18, 2026 and (ii) the date on which all of the shares have been sold. The Long Trading Plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities.

Christopher D. Ryan, Senior Vice President, Human Resources, entered into a 10b5-1 trading plan on May 19, 2025 (the “Ryan Trading Plan”). The Ryan Trading Plan provides for the potential sale of up to 12,343 shares of GEO common stock and will be in effect until the earlier of (i) May 15, 2026 and (ii) the date on which all of the shares have been sold. The Ryan Trading Plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities.

Other than as disclosed above, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2025.

Compensatory Arrangements of Certain Officers

On July 7, 2025, George C. Zoley and the Company entered into the Amendment to Executive Chairman Employment Agreement (the “Executive Chairman Amendment”). The Executive Chairman Amendment modifies Dr. Zoley’s employment agreement by extending his employment term as Executive Chairman from June 30, 2026 to April 2, 2029, updating his base salary to reflect the base salary previously approved by the Committee in February 2025 and modifying each of the Target Bonus (as defined below) and Target Stock Award (as defined below) applicable to Dr. Zoley from 100% to 150% of his base salary. The Compensation Committee of the Board of Directors (the “Committee”) approved the Executive Chairman Amendment on July 3, 2025.

On July 3, 2025, the Committee approved an adjustment to the annual cash incentive target amount pursuant to the terms of the Senior Management Performance Award Plan (the “Target Bonus”) and the annual equity incentive award target amount (the “Target Stock Award”) applicable to the Company’s Chief Executive Officer, J. David Donahue. The Committee approved the adjustment of each of the Target Bonus and Target Stock Award from 100% to 150% of his base salary. On August 4, 2025, Mr. Donahue and the Company entered into the Amendment to Executive Employment Agreement (the "Executive Amendment") to reflect the adjustments to each of the Target Bonus and Target Stock Award applicable to Mr. Donahue from 100% to 150% of his base salary.

On July 15, 2025, the Committee of the Company approved a modification to the vesting schedule of the one-time special recognition stock award of 207,862 shares of restricted stock granted to George C. Zoley, the Company’s Executive Chairman, on March 3, 2025 such that the award vested on July 17, 2025 instead of March 3, 2026. The Committee approved the modification in light of and in connection with the Executive Chairman Amendment entered into on July 7, 2025 discussed above.

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Purchase and Sale Agreement, dated as of June 3, 2025, by and between The GEO Group, Inc., CPT Operating Partnership L.P. and the State of Oklahoma (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 9, 2025). **

10.2

Amendment to Executive Chairman Employment Agreement, dated as of July 7, 2025, between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k, filed on July 10, 2025). †

10.3

First Amendment to Credit Agreement, dated as of July 14, 2025, among The GEO Group, Inc. and GEO Corrections Holdings, Inc. as borrowers, Citizens Bank, N.A. as Administrative Agent, the other loan parties thereto and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k, filed on July 17, 2025).

10.4	Amendment to Executive Employment Agreement, dated as of August 4, 2025, between The GEO Group, Inc. and J. David Donahue. * †

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. ***

32.2	SECTION 906 CFO Certification. ***

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed herewith

** Certain exhibits have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted exhibits to the SEC upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

***This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange

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

THE GEO GROUP, INC.

Date:	August 6, 2025	/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer
(duly authorized officer and principal financial officer)