Form 10-Q
period 2025-09-30
GEO GROUP INC
filed 2025-11-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 139,197,249 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$682,341	$603,125	$1,923,854	$1,815,982
Operating expenses	508,881	441,917	1,438,574	1,327,121
Depreciation and amortization	33,039	31,756	97,907	94,434
General and administrative expenses	62,121	47,081	176,116	152,349
Contingent litigation reserve	37,600	—	37,600	—
Operating income	40,700	82,371	173,657	242,078
Interest income	2,558	3,168	7,021	7,634
Interest expense	(38,234)	(45,498)	(122,582)	(147,437)
Loss on extinguishment of debt	(7,851)	(2,920)	(8,446)	(85,298)
Other income	—	—	5,514	—
Gain (loss) on asset divestitures/impairment	232,381	—	232,381	(2,907)
Income before income taxes and equity in earnings of affiliates	229,554	37,121	287,545	14,070
Provision for (benefit from) income taxes	56,391	11,664	68,771	(644)
Equity in earnings of affiliates, net of income tax provision of $219, $197, $618 and $512, respectively	759	832	3,764	1,671
Net income	173,922	26,289	222,538	16,385
Net loss attributable to noncontrolling interests	18	31	68	90
Net income attributable to The GEO Group, Inc.	$173,940	$26,320	$222,606	$16,475

Weighted-average common shares outstanding:
Basic	138,283	135,961	137,992	129,682
Diluted	139,992	138,130	140,509	132,022
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group Inc.-basic	$1.26	$0.19	$1.61	$0.12
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$1.24	$0.19	$1.58	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$173,922	$26,289	$222,538	$16,385
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	766	4,923	6,787	3,753
Change in marketable securities, net of tax provision of $23, $131, $132 and $131, respectively	86	495	496	495
Pension liability adjustment, net of tax provision (benefit) of $(13), $3, $(39) and $9, respectively	(50)	12	(148)	36
Change in fair value of derivative instrument classified as cash flow hedge, net of tax benefit of $(45), $(373), $(315) and $(156), respectively	(169)	(1,404)	(1,184)	(589)
Total other comprehensive income, net of tax	633	4,026	5,951	3,695
Total comprehensive income	174,555	30,315	228,489	20,080
Comprehensive loss attributable to noncontrolling interests	32	59	114	121
Comprehensive income attributable to The GEO Group, Inc.	$174,587	$30,374	$228,603	$20,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$183,945	$76,896
Restricted cash and cash equivalents	—	2,785
Accounts receivable, net of credit loss reserve of $665 and $685, respectively	452,918	376,013
Prepaid expenses and other current assets	48,461	44,485
Total current assets	685,324	500,179
Restricted Cash and Investments	169,956	145,366
Property and Equipment, Net	1,884,668	1,899,690
Operating Lease Right-of-Use Assets, Net	73,713	95,327
Deferred Income Tax Assets	9,522	9,522
Goodwill	756,024	756,001
Intangible Assets, Net	119,643	126,576
Other Non-Current Assets	110,423	99,419
Total Assets	$3,809,273	$3,632,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,719	$67,464
Accrued payroll and related taxes	99,258	68,044
Accrued expenses and other current liabilities	235,454	177,768
Operating lease liabilities, current portion	17,781	25,335
Current portion of finance lease liabilities and long-term debt	1,422	1,612
Total current liabilities	422,634	340,223
Deferred Income Tax Liabilities	87,497	78,198
Other Non-Current Liabilities	167,987	95,410
Operating Lease Liabilities	58,562	73,638
Long-Term Debt, Net	1,552,613	1,711,197
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 141,162,782 and 140,181,318 issued and 139,196,003 and 140,181,318 outstanding, respectively	1,412	1,402
Additional paid-in capital	1,314,953	1,315,256
Retained earnings	262,486	39,880
Accumulated other comprehensive loss	(15,605)	(21,602)
Treasury stock, 1,966,779 and 0 shares, at cost, respectively	(41,630)	—
Total shareholders’ equity attributable to The GEO Group, Inc.	1,521,616	1,334,936
Noncontrolling interests	(1,636)	(1,522)
Total shareholders’ equity	1,519,980	1,333,414
Total Liabilities and Shareholders’ Equity	$3,809,273	$3,632,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(In thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flow from Operating Activities:
Net income	$222,538	$16,385
Net loss attributable to noncontrolling interests	68	90
Net income attributable to The GEO Group, Inc.	222,606	16,475
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	97,907	94,434
Stock-based compensation	19,621	12,322
Loss on extinguishment of debt	8,446	85,298
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,671	6,597
Equity in earnings of affiliates, net of tax	(3,764)	(1,671)
Dividends received from unconsolidated joint ventures	1,440	4,586
Gain on early lease termination	(828)	—
Realized/unrealized gain on investments	(7,157)	(7,586)
Gain on sale of property and equipment, net	—	(581)
(Gain) loss on asset divestitures/impairment	(232,381)	2,907
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	(63,378)	7,349
Changes in accounts payable, accrued expenses and other liabilities	142,765	3,642
Net cash provided by operating activities	189,948	223,772
Cash Flow from Investing Activities:
Proceeds from sale of real estate and other assets	321,050	—
Purchases of marketable securities	(18,799)	(31,747)
Proceeds from sale of marketable securities	2,810	9,399
Capital expenditures	(161,286)	(57,909)
Net cash provided by (used in) investing activities	143,775	(80,257)
Cash Flow from Financing Activities:
Payments on long-term debt	(321,870)	(1,873,874)
Proceeds from issuance of long-term debt	—	1,720,500
Payments on revolver	(30,000)	—
Proceeds from revolver	182,583	40,000
Payments for call premiums	(1,320)	(35,558)
Taxes paid related to net share settlements of equity awards	(24,431)	(7,464)
Proceeds from issuance of common stock in connection with ESPP	127	115
Payment for repurchases of common stock	(41,630)	—
Debt issuance costs	—	(30,621)
Proceeds from the exercise of stock options	4,390	785
Net cash used in financing activities	(232,151)	(186,117)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	4,136	1,138
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	105,708	(41,464)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	125,864	159,867
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$231,572	$118,403
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$9,793	$6,038
Right-of-use asset written off due to early termination of lease	$16,021	$—
Right-of-use liability written off due to early termination of lease	$16,849	$—
Debt issuance costs in accrued expenses	$—	$5,127
Capital expenditures in accounts payable and accrued expenses	$2,663	$4,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At September 30, 2025, the Company’s worldwide operations include the management and/or ownership of approximately 75,000 beds at 95 facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025 for the year ended December 31, 2024. The accompanying December 31, 2024 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2025 to September 30, 2025 are as follows (in thousands):

	January 1, 2025	Foreign Currency Translation	September 30, 2025
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,192	23	1,215
Total Goodwill	$756,001	$23	$756,024

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	September 30, 2025				December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	16.3	$223,770	$(149,327)	$74,443	$223,790	$(142,414)	$81,376
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,970	$(149,327)	$119,643	$268,990	$(142,414)	$126,576

Amortization expense was $2.3 million for each of the three months ended September 30, 2025 and 2024. Amortization expense was $6.9 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of September 30, 2025, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2025 through 2029 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2025	$2,300
2026	7,197
2027	6,854
2028	6,854
2029	6,854
Thereafter	44,384
$74,443

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at September 30, 2025
	Carrying Value at September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$64,382	$13,032	$51,350	$—
Marketable equity and fixed income securities	72,616	1,637	70,979	—
Other non-current assets	20,026	—	20,026	—
Interest rate swap derivatives	3,352	—	3,352	—

		Fair Value Measurements at December 31, 2024
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$59,495	$12,635	$46,860	$—
Marketable equity and fixed income securities	54,392	2,069	52,323	—
Other non-current assets	19,345	—	19,345	—
Interest rate swap derivatives	4,851	—	4,851	—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2025 and December 31, 2024 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina"), the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan and other non-current assets which include the cash surrender value of company-owned life insurance policies. The Company's Level 1 financial instruments included in the table above as of September 30, 2025 consist of money market funds held in Florina and money market funds held in the Company's rabbi trust established for its Executive Chairman's retirement account.

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2025 and December 31, 2024 (in thousands):

		Estimated Fair Value Measurements at September 30, 2025
	Carrying Value as of September 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$183,945	$183,945	$183,945	$—	$—
Restricted cash	32,958	32,958	32,958	—	—
Liabilities:
Borrowings under credit agreement	$262,583	$262,583	$—	$262,583	$—
8.625% Senior Secured Notes due 2029	650,000	688,844	—	688,844	—
10.250% Senior Notes due 2031	625,000	688,131	—	688,131	—

		Estimated Fair Value Measurements at December 31, 2024
	Carrying Value as of December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$76,896	$76,896	$76,896	$—	$—
Restricted cash	48,968	48,968	48,968	—	—
Liabilities:
Borrowings under credit agreement	$430,823	$436,838	$—	$436,838	$—
8.625% Senior Secured Notes due 2029	650,000	687,239	—	687,239	—
10.250% Senior Notes due 2031	625,000	682,281	—	682,281	—
6.50% Exchangeable Senior Notes due 2026	100	314	—	314	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at September 30, 2025 and December 31, 2024. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of September 30, 2025 and December 31, 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Senior Notes due 2031 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$183,945	$70,635
Restricted cash and investments - non-current	169,956	147,774
Less Restricted investments - non-current	(122,329)	(100,006)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$231,572	$118,403

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

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2025
Balance, July 1, 2025	141,245	$1,413	$1,309,317	$88,546	$(16,254)	—	$—	$(1,602)	$1,381,420
Proceeds from exercise of stock options	19	—	222	—	—	—	—	—	222
Stock-based compensation expense	—	—	7,627	—	—	—	—	—	7,627
Restricted stock canceled	(12)	—	—	—	—	—	—	—	—
Purchase of treasury shares [3]	(1,967)	—	—	—	—	1,967	(41,630)	—	(41,630)
Shares withheld for net settlements of share- based awards [1]	(91)	(1)	(2,253)	—	—	—	—	—	(2,254)
Issuance of common stock - ESPP	2	—	40		—	—	—	—	40
Net income	—	—	—	173,940	—	—	—	(18)	173,922
Other comprehensive income (loss)	—	—	—	—	649	—	—	(16)	633
Balance, September 30, 2025	139,196	$1,412	$1,314,953	$262,486	$(15,605)	1,967	$(41,630)	$(1,636)	$1,519,980

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2024
Balance, July 1, 2024	139,551	$1,396	$1,299,558	$(1,931)	$(16,970)	—	$—	$(1,516)	$1,280,537
Proceeds from exercise of stock options	16	—	118	—	—	—	—	—	118
Stock-based compensation expense	—	—	3,534	—	—	—	—	—	3,534
Restricted stock granted	158	1	(1)	—	—	—	—	—	-
Restricted stock canceled	(21)	—		—	—	—	—	—	-
Issuance of common shares [2]	16	1	(1)	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(1)	(1)	(1)	—	—	—	—	—	(2)
Issuance of common stock - ESPP	3	—	36	—	—	—	—	—	36
Net loss	—	—	—	26,320	—	—	—	(31)	26,289
Other comprehensive income (loss)	—	—	—	—	4,054	—	—	(28)	4,026
Balance, September 30, 2024	139,722	$1,397	$1,303,243	$24,389	$(12,916)	—	$—	$(1,575)	$1,314,538

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2025
Balance January 1, 2025	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from exercise of stock options	293	3	4,387	—	—	—	—	—	4,390
Stock-based compensation expense	—	—	19,621	—	—	—	—	—	19,621
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(146)	(1)	1	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(997)	(10)	(24,421)	—	—	—	—	—	(24,431)
Issuance of common stock - ESPP	5	—	127	—	—	—	—	—	127
Purchase of treasury shares [3]	(1,967)	—	—		—	1,967	(41,630)	—	(41,630)
Net income	—	—	—	222,606	—	—	—	(68)	222,538
Other comprehensive income (loss)	—	—	—	—	5,997	—	—	(46)	5,951
Balance, September 30, 2025	139,196	$1,412	$1,314,953	$262,486	$(15,605)	1,967	$(41,630)	$(1,636)	$1,519,980

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2024
Balance, January 1, 2024	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,210	$(95,175)	$(1,454)	$1,290,314
Proceeds from exercise of stock options	163	2	783	—	—	—	—	—	785
Stock-based compensation expense	—	—	12,322	—	—	—	—	—	12,322
Restricted stock granted	1,712	17	(17)	—	—	—	—	—	-
Restricted stock canceled	(61)	(1)	1	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(618)	(6)	(7,458)	—	—	—	—	—	(7,464)
Issuance of common stock - ESPP	9	—	115	—	—	—	—	—	115
Reissuance of treasury shares [2]	4,210	—	—	(95,175)	—	(4,210)	95,175	—	-
Issuance of common shares [2]	8,220	82	(1,696)	—	—	—	—	—	(1,614)
Net loss	—	—	—	16,475	—	—	—	(90)	16,385
Other comprehensive income (loss)	—	—	—	—	3,726	—	—	(31)	3,695
Balance, September 30, 2024	139,722	$1,397	$1,303,243	$24,389	$(12,916)	—	$-	$(1,575)	$1,314,538

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

[3] During the third quarter of 2025, the Company repurchased 1,966,779 shares of its common stock in the open market.

Share Repurchase Program

On August 4, 2025, the Company's Board of Directors ("Board") authorized and approved a Share Repurchase Program covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. Repurchases of the Company's common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the share repurchase program may be extended, increased, decreased, suspended or terminated by the Board of Directors in its discretion at any time. Repurchases of the Company's common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, the Company's existing obligations, including its Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in the Company's sole discretion. The authorization for the share repurchase program does not obligate the Company to purchase any particular amount of the Company’s common stock. During the third quarter of 2025, the Company repurchased 1,966,779 shares of its common stock under the program.

On November 4, 2025, the Board authorized and approved an increase to the size of the Share Repurchase Program from $300 million to $500 million and also extended the expiration date from June 30, 2028 to December 31, 2029.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2025 or 2024.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2025
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	6,833	(1,184)	496	(148)	5,997
Balance, September 30, 2025	$(20,106)	$2,649	$481	$1,371	$(15,605)

	Nine Months Ended September 30, 2024
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$-	$72	$(16,642)
Current-period other comprehensive income (loss)	3,784	(589)	495	36	3,726
Balance, September 30, 2024	$(15,971)	$2,452	$495	$108	$(12,916)

(1)
The foreign currency translation related to noncontrolling interests was not significant at September 30, 2025 or 2024.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2025:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2025	1,632	$16.64	5.59	$19,520
Options granted	377	26.23
Options exercised	(291)	15.07
Options forfeited/canceled/expired	(191)	25.02
Options outstanding at September 30, 2025	1,527	$18.20	6.30	$7,994
Options vested and expected to vest at September 30, 2025	1,445	$18.10	6.15	$7,678
Options exercisable at September 30, 2025	750	$18.78	3.92	$3,810

During the nine months ended September 30, 2025, the Company granted approximately 377,000 options to certain employees which had a grant date fair value of $13.95. For the three months ended September 30, 2025 and 2024, the amount of stock-based compensation expense related to stock options was $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the amount of stock-based compensation expense related to stock options was $1.4 million and $0.7 million, respectively. As of September 30, 2025, the Company had $5.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years.

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

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2025:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2025	3,714	$9.77
Granted	1,827	26.69
Vested	(2,921)	8.89
Forfeited/canceled	(146)	15.37
Restricted stock outstanding at September 30, 2025	2,474	$15.66

During the nine months ended September 30, 2025, the Company granted approximately 1,827,000 shares of restricted stock to certain employees and executive officers. Of these awards, 137,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2025, 2026 and 2027.

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

For the three months ended September 30, 2025 and 2024, the Company recognized $7.1 million and $3.2 million, respectively, of compensation expense related to its restricted stock awards. For the nine months ended September 30, 2025 and 2024, the Company recognized $18.2 million and $11.6 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2025, the Company had $25.9 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2025 and 2024, 5,165 and 8,958 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common shareholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common shareholders represents net income attributable to The GEO Group reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Senior Notes, which contained non-forfeitable rights to dividends declared and paid on the shares of common stock, were participating securities and were included in the computation of earnings per share pursuant to the two-class method. Diluted EPS (as defined below) is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Senior Notes, if any. The 6.50% Exchangeable Senior Notes were paid off in full by the end of the first quarter of 2025. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$173,922	$26,289	$222,538	$16,385
Net loss attributable to noncontrolling interests	18	31	68	90
Less: Undistributed income allocable to participating securities	—	—	—	(1,338)
Net income attributable to The GEO Group, Inc.	173,940	26,320	222,606	15,137
Basic earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	138,283	135,961	137,992	129,682
Per share amount	$1.26	$0.19	$1.61	$0.12
Diluted earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	138,283	135,961	137,992	129,682
Dilutive effect of equity incentive plans	1,709	2,169	2,517	2,340
Weighted average shares assuming dilution	139,992	138,130	140,509	132,022
Per share amount	$1.24	$0.19	$1.58	$0.11

For the three months ended September 30, 2025, 538,832 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 419,141 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2024, 1,512,184 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 205,601 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2025, 472,257 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 53,388 common stock equivalents from restricted shares that were anti-dilutive for the period.

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

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $0.1 million and $1.4 million during the three months ended September 30, 2025 and 2024, respectively. Total unrealized loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was $1.2 million and $0.6 million during the nine months ended September 30, 2025 and 2024, respectively. The total fair value of the swap assets as of September 30, 2025 and December 31, 2024 was $3.4 million and $4.9 million, respectively, and is recorded as a component of Other Non-Current Assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit Agreement
Term Loan	$—	$320,823
Unamortized discount on term loan	—	(2,889)
Unamortized debt issuance costs on term loan	—	(5,049)
Revolver	262,583	110,000
Total Credit Agreement	262,583	422,885
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(10,268)	(12,039)
Total 8.625% Secured Notes due 2029	639,732	637,961
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(10,524)	(11,522)
Total 10.25% Unsecured Notes due 2031	614,476	613,478
6.50% Exchangeable Senior Notes due 2026
Notes Due in 2026	—	100
Total 6.50% Exchangeable Senior Notes due 2026	—	100
Finance Lease Liabilities	106	556
Other debt, net of unamortized debt issuance costs	37,138	38,048
Total debt	1,554,035	1,713,028
Current portion of finance lease liabilities and long-term debt	(1,422)	(1,612)
Finance Lease Liabilities, long-term portion	—	(219)
Long-Term Debt	$1,552,613	$1,711,197

Senior Notes Offering and Credit Agreement

On April 18, 2024, the Company announced the closing of its private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the "Secured Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2029 Indenture") and $625.0 million aggregate principal amount of 10.250% senior notes due 2031 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2031 Indenture" and, together with the 2029 Indenture, the "Indentures"). The Notes are guaranteed (the "Secured Note Guarantees" and the "Unsecured Note Guarantees," respectively, and collectively, (the "Guarantees") by GEO's domestic subsidiaries that are guarantors under the senior secured credit facility and outstanding senior notes (the "Guarantors").

The Company also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility.

On July 14, 2025, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) which amended its Credit Agreement dated as of April 18, 2024. The Amendment increases the Company's Revolving Credit Facility (the “Revolver”) commitments from $310 million to $450 million and extends the Revolver’s maturity from April 15, 2029 to July 14, 2030. The Amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR reference rate for the applicable interest period plus 2.75% per annum, which is lower by 0.50% from the applicable rate prior to the Amendment. The Amendment also increases the Company's capacity to make restricted payments over the next five years and makes certain additional modifications to the Credit Agreement. Prior to the closing of the Amendment, GEO repaid $132 million of the Term Loan B outstanding under the Credit Agreement. Subsequently, as a result of an asset sale of one of the Company's owned facilities, the Company repaid the remaining balance of the Term Loans under the Credit Agreement. In connection with these transactions, the Company incurred a loss on extinguishment of debt, consisting of the write-off of deferred finance costs and the payment of call premiums, of approximately $8.4 million during the nine months ended September 30, 2025.

As of September 30, 2025, the aggregate principal amount of revolving credit commitments under the senior revolving credit facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility was $450.0 million.

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

Credit Agreement

GEO and GEOCH, as borrowers (collectively, the “Credit Facility Borrowers”), entered into a Credit Agreement, dated April 18, 2024 (the “Credit Agreement”) to, among other things, evidence and govern a first-lien senior secured revolving credit facility (the “Revolving Credit Facility”; and the commitments thereunder, the “Revolving Credit Facility Commitments”) and a first-lien senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). As of September 30, 2025, the aggregate principal amount of revolving credit commitments under the Revolving Credit Facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the New Term Loan Facility was $450.0 million. On July 14, 2025, the Company amended its Credit Agreement as discussed above.

The loans under the Revolving Credit Facility (the “Revolving Credit Loans”) bore interest at a per annum rate equal to either (i) Alternate Base Rate (as defined below) plus an applicable margin or (ii) Term SOFR (as defined below) (subject to a 0.75% floor) plus an applicable margin, which applicable margin shall, in either case, vary depending on GEO’s total leverage ratio as of the most recent determination date, and the Credit Facility Borrowers would pay a fee in respect of the unused revolving commitments under the Revolving Credit Facility at a per annum rate ranging from 0.25% to 0.50%, in each case depending on GEO’s total leverage ratio as of the most recent determination date, where “Alternate Base Rate” means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate for such day plus 1/2 of 1% and (c) Term SOFR (as defined below) for a one-month tenor in effect on such day, plus 1%, and “Term SOFR” means the Term Secured Overnight Financing Rate. The loans under the Term Loan Facility (the “Term Loans”) bear interest at a per annum rate equal to either (i) Alternate Base Rate plus an applicable margin for Alternate Base Rate Loans and (ii) Term SOFR (subject to a 0.75% floor) plus an applicable margin for Term SOFR Loans.

The Term Loans amortized at a rate equal to 1.25% of the original principal amount of such Term Loans per quarter. Mandatory prepayments of loans under the Credit Agreement were required in respect of certain casualty and asset sale proceeds and excess cash flow, subject to certain thresholds and exceptions. Voluntary prepayments of the Revolving Credit Loans could be made by the Credit Facility Borrowers at any time without premium or penalty (subject to reimbursement for customary breakage expenses). Voluntary prepayments of the Term Loans and any prepayments of Term Loans required in connection with any acceleration of the maturity thereof (or in connection with a foreclosure or other disposition of or realization upon any Collateral or other satisfaction or compromise of any obligations thereunder in any insolvency or other similar proceeding) would require payment of a premium equal to (i) 2.00% of the principal amount prepaid or required to be prepaid if made prior to the first anniversary of the effective date of the Term Loan Facility and (ii) 1.00% of the principal amount prepaid or required to be prepaid if made on or after the first anniversary of the effective date of the Term Loan Facility but prior to the second anniversary of the effective date of the Term Loan Facility. As discussed above, the Company repaid the balance of the Term Loans during the third quarter of 2025.

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

As of September 30, 2025, the Company had $262.6 million in borrowings under its revolver, and approximately $44.4 million in letters of credit which left approximately $143.0 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of September 30, 2025 was 7.38%.

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

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2025 is $0.4 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at September 30, 2025.

Guarantees

Australia

The Company has entered into a guarantee in the form of a letter of credit in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53.1 million, or $35.1 million, based on exchange rates as of September 30, 2025.

As of September 30, 2025, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD11.6 million, or $7.7 million, based on exchange rates as of September 30, 2025.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was set for November 10, 2025. All trial dates remain stayed pending a decision by the Supreme Court.

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

On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023, order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion.

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

On August 13, 2025, the Ninth Circuit issued an order denying GEO’s Petition for Rehearing En Banc. That order included six dissenting opinions. On September 2, 2025, the Ninth Circuit granted GEO’s motion to stay the issuance of the Court’s mandate pending GEO’s application for writ of certiorari to the Supreme Court.

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Certiorari to the United States Supreme Court. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits, which is stayed pending GEO’s Petition for Certiorari to the United States Supreme Court.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc, which is stayed pending GEO’s Petition for Certiorari to the United States Supreme Court.

GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disputes the claims made in these lawsuits and intends to take all necessary steps to vigorously defend itself from these lawsuits. GEO has not recorded any accruals relating to these lawsuits, other than in connection with the Nwauzor case discussed above, at this time as losses are not considered probable nor reasonably estimable. If GEO were not to prevail in these cases, it could have an adverse effect on GEO's business and results of operations.

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc.

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

District Court for the District of New Jersey decision in a similar case finding Assembly Bill 5207 unconstitutional. On August 22, 2025, the District Court entered an order permanently enjoining the Defendants from enforcing Assembly Bill 5207 against GEO with respect to GEO negotiating or contracting with the United States government to operate immigration detention facilities in New Jersey.

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025. On May 5, 2025, the U.S. District Court for the Eastern District of California entered an order finding Senate Bill 1132 does not impose any standards on GEO’s provision of contracted services to ICE and dismissing GEO’s suit with leave to amend.

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

Contract Developments

The Florida Department of Corrections has issued Notices of Intent to Award three managed-only contracts to GEO for the assumption of management and support services at the 985-bed Bay Correctional and Rehabilitation Facility and the 1,884-bed Graceville Correctional and Rehabilitation Facility and for the continuation of management and support services at the 985-bed Moore Haven Correctional and Rehabilitation Facility. The three contracts are expected to have an initial term of three years, effective July 1, 2026, with unlimited two-year renewal option periods.

On August 28, 2025, the Company entered into an agreement with another contractor to form an entity to provide management services for the State of Florida at the state-owned 1,310-bed North Florida Detention Facility in Baker County, Florida.

For accounting purposes, the Company does not consolidate the entity as it has determined that it shares joint control with the independent third-party contractor and the Company does not have the power to direct the activities of the entity that most significantly impacts the entity's performance. As such, the Company's investment in the entity is accounted for under the equity method of accounting.

The Company entered into a two-year contract with ICE for the continued provision of electronic monitoring, case management and supervision services under the Intensive Supervision and Appearance Program ("ISAP"). The contract has an initial term of one-year, effective October 1, 2025, with an additional one-year option period.

Asset Sales

On August 6, 2025, the Company entered into a Purchase and Sale Agreement with an unrelated third party to sell its previously idled company-owned 139-bed Hector Garza Center for a sale price of $9.6 million. The sale closed at the end of September and resulted in a gain of approximately $4 million.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $71.8 million of which $45.6 million was spent through the first nine months of 2025. The Company estimates the remaining capital requirements related to these capital projects will be $26.2 million which will be spent through the remainder of 2025.

Uncertain Tax Positions

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2025, the Company had a total of approximately $42.6 million of unrecognized tax benefits for uncertain tax positions. Approximately $38.9 million of this total was generated in the second quarter of 2024 and relates to interest deductions for GEO shares issued to the holders of our 6.5% Exchangeable Senior Notes due 2026. There was not a significant increase during the third quarter of 2025. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe it has any existing tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025, while others are effective starting after this date. The Company is evaluating the OBBBA enacted during the quarter and estimates its impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Idle Facilities

As of September 30, 2025, the Company was marketing (or awaiting activation of) eight idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2025.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	September 30, 2025	September 30, 2025	September 30, 2025
Rivers Correctional Facility	2021	1,320	—	36,320	—	36,320
Big Spring Correctional Facility	2021	924	—	27,041	—	27,041
Flightline Correctional Facility	2021	1,452	—	32,290	—	32,290
McFarland Female Community Reentry Facility	2020	300	—	10,646	—	10,646
Lea County Correctional Facility	2025	1,200	—	45,432	—	45,432
Cheyenne Mountain Recovery Center	2020	700	—	17,561	—	17,561
Philadelphia Residential	2024	—	400	—	6,141	6,141
Coleman Hall	2017	—	350	—	5,627	5,627
Total		5,896	750	$169,290	$11,768	$181,058

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a five year term through June 2027. The carrying value of these leased facilities as of September 30, 2025 is $44.2 million, net of accumulated depreciation of $27.3 million. For the additional three leased facilities, one facility has a term that expires in October 2026. The carrying value of this leased facility as of September 30, 2025 was $2.1 million, net of accumulated depreciation of $1.0 million. One facility has a term of sixty-nine months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of September 30, 2025 was $71.9 million, net of accumulated depreciation of $39.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of September 30, 2025 was $19.7 million, net of accumulated depreciation of $19.2 million. Rental income, included in Revenues, for leased facilities for the nine months ended September 30, 2025 and 2024, was approximately $11.3 million and $11.4 million, respectively. As of September 30, 2025, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2025	$3,948
2026	15,829
2027	15,917
2028	14,529
2029	6,956
Thereafter	55,272
Total	$112,451

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resourses and assess performance. The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business.

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

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the three and nine months ended September 30, 2025 and 2024, respectively.

Three Months Ended September 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$481,628	$80,538	$72,657	$47,518	$682,341
Less:
Labor and Related Taxes [1]	272,379	23,514	31,991	25,065	352,949
Medical Services and Supplies [1]	15,583	—	—	—	15,583
Other Segment Items [2]	110,420	23,576	21,050	18,342	173,388
Operating Income from Segments	$83,246	$33,448	$19,616	$4,111	$140,421
Unallocated amounts:
General and administrative expense					(62,121)
Contingent litigation reserve					(37,600)
Net interest expense					(35,676)
Loss on extinguishment of debt					(7,851)
Gain on asset divestitures					232,381
Income before income taxes and equity in earnings of affiliates					$229,554

Capital Expenditures	$85,044	$5,665	$2,987	$841	$94,537
Depreciation and amortization	$22,424	$6,619	$3,372	$624	$33,039

Three Months Ended September 30, 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$400,908	$80,067	$70,112	$52,038	$603,125
Less:
Labor and Related Taxes [1]	220,373	23,065	31,396	30,939	305,773
Medical Services and Supplies [1]	13,326	—	—	—	13,326
Other Segment Items [2]	87,846	23,991	24,968	17,769	154,574
Operating Income from Segments	$79,363	$33,011	$13,748	$3,330	$129,452
Unallocated amounts:
General and administrative expense					(47,081)
Net interest expense					(42,330)
Loss on extinguishment of debt					(2,920)
Loss before income taxes and equity in earnings of affiliates					$37,121

Capital Expenditures	$13,327	$3,073	$2,220	$114	$18,734
Depreciation and amortization	$21,989	$5,940	$3,237	$590	$31,756

Nine Months Ended September 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,329,009	$237,176	$214,343	$143,326	$1,923,854
Less:
Labor and Related Taxes [1]	751,690	70,262	95,365	78,681	995,998
Medical Services and Supplies [1]	45,734	—	—	—	45,734
Other Segment Items [2]	302,192	70,958	68,619	52,980	494,749
Operating Income from Segments	$229,393	$95,956	$50,359	$11,665	$387,373
Unallocated amounts:
General and administrative expense					(176,116)
Contingent litigation reserve					(37,600)
Net interest expense					(115,561)
Loss on extinguishment of debt					(8,446)
Other income					5,514
Gain on asset divestitures					232,381
Income before income taxes and equity in earnings of affiliates					$287,545

Capital Expenditures	$128,102	$24,843	$6,382	$1,959	$161,286
Depreciation and amortization	$67,143	$18,764	$10,241	$1,759	$97,907

Nine Months Ended September 30, 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,203,945	$251,596	$206,902	$153,539	$1,815,982
Less:
Labor and Related Taxes [1]	659,015	68,050	94,844	91,765	913,674
Medical Services and Supplies [1]	44,643	—	—	—	44,643
Other Segment Items [2]	261,914	74,078	73,413	53,833	463,238
Operating Income from Segments	$238,373	$109,468	$38,645	$7,941	$394,427
Unallocated amounts:
General and administrative expense					(152,349)
Net interest expense					(139,803)
Loss on extinguishment of debt					(85,298)
Loss on asset divestitures/impairment					(2,907)
Loss before income taxes and equity in earnings of affiliates					$14,070

Capital Expenditures	$35,047	$17,442	$4,305	$1,115	$57,909
Depreciation and amortization	$63,731	$18,709	$10,177	$1,817	$94,434

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

Segment Assets

	September 30, 2025	December 31, 2024
	(In thousands)
Segment assets:
U.S. Secure Services	$2,397,293	$2,356,105
Electronic Monitoring and Supervision Services	538,356	504,782
Reentry Services	437,879	465,014
International Services	72,322	71,610
Total segment assets	$3,445,850	$3,397,511

Asset Reconciliation

The following is a reconciliation of the Company's reportable segment assets to the Company's total assets as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
	(In thousands)
Reportable segment assets	$3,445,850	$3,397,511
Cash	183,945	76,896
Deferred income tax assets	9,522	9,522
Restricted cash and investments, current and non-current	169,956	148,151
Total assets	$3,809,273	$3,632,080

Geographic Information

During each of the nine months ended September 30, 2025 and 2024, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, and (ii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30. 2024
	(In thousands)		(In thousands)
Revenues:
U.S. operations	$634,823	$551,087	$1,780,528	$1,662,443
Australia operations	42,367	47,279	128,602	141,010
South African operations	5,151	4,759	14,724	12,529
Total revenues	$682,341	$603,125	$1,923,854	$1,815,982

	September 30, 2025	December 31, 2024
	(In thousands)
Property and Equipment, net:
U.S. operations	$1,875,231	$1,890,662
Australia operations	9,308	8,944
South African operations	129	84
Total Property and Equipment, net	$1,884,668	$1,899,690

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)		(In thousands)
Revenues:
Secure Services [1]	$529,146	$452,946	$1,472,335	$1,357,484
Electronic Monitoring and Supervision Services	80,538	80,067	237,176	251,596
Reentry Services	72,657	70,112	214,343	206,902
Total revenues	$682,341	$603,125	$1,923,854	$1,815,982

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

The Company has recorded $1.9 million in earnings, net of tax, for SACS operations during the nine months ended September 30, 2025, and $0.1 million in losses, net of tax, for SACS operations during the nine months ended September 30, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company’s investment in SACS was $8.4 million and $8.1 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $1.9 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2025, and $1.5 million in earnings, net of tax, for GEOAmey's operations during the nine months ended September 30, 2024, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company’s investment in GEOAmey was $9.6 million and $10.3 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following tables summarize key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$27,027	$27,790
Service cost	366	653
Interest cost	1,128	1,365
Actuarial gain	—	(1,772)
Benefits paid	(690)	(1,009)
Projected benefit obligation, end of period	$27,831	$27,027
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	690	1,009
Benefits paid	(690)	(1,009)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$27,831	$27,027

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Components of Net Periodic Benefit Cost
Service cost	$133	$163	$366	$489
Interest cost	1,128	341	1,128	1,023
Net (gain) loss	(62)	15	(187)	45
Net periodic benefit cost	$1,199	$519	$1,307	$1,557

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of September 30, 2025 and December 31, 2024 was $26.9 million and $26.2 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company has a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2025, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its Executive Chairman entered into an Amended and Restated Executive Retirement Agreement which replaced the former CEO’s previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Agreement, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $14.6 million at September 30, 2025 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

•
any adverse impact on our financial results caused by the federal government shutdown;
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
•
the risks associated with the U.S. Supreme Court agreeing to hear our appeal in the Nwauzor case and our ability to prevail on the merits, our company being required to record an additional accrual for the judgments in the future, and our ability to defend similar other pending litigation and the effect such litigation may have on our company;
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
•
our ability to execute on the Share Repurchase Program on the anticipated timeline;
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

At September 30, 2025, our worldwide operations include the management and/or ownership of approximately 75,000 beds at 95 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2025 and 2024, we had consolidated revenues of $1,923.9 million and $1,816.0 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 89% including 68,157 active beds and excluding 6,646 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2025, and approximately 88% including 68,004 active beds and excluding 11,275 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2024.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 28, 2025, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2024.

Contract Developments

We entered into a two-year contract with ICE for the continued provision of electronic monitoring, case management and supervision services under the Intensive Supervision and Appearance Program ("ISAP"). The contract has an initial term of one-year, effective October 1, 2025, with an additional one-year option period.

The Florida Department of Corrections has issued Notices of Intent to Award three managed-only contracts to GEO for the assumption of management and support services at the 985-bed Bay Correctional and Rehabilitation Facility and the 1,884-bed Graceville Correctional and Rehabilitation Facility and for the continuation of management and support services at the 985-bed Moore Haven Correctional and Rehabilitation Facility. The three contracts are expected to have an initial term of three years, effective July 1, 2026, with unlimited two-year renewal option periods

On August 28, 2025, we entered into an agreement with another contractor to form an entity to provide management services for the State of Florida at the state-owned 1,310-bed North Florida Detention Facility in Baker County, Florida.

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

Idle Facilities

We are currently marketing (or awaiting activation) 6,646 vacant beds at eight idle facilities to potential customers. The carrying values of these idle facilities totaled $181.1 million as of September 30, 2025, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2025, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2025 and Third Quarter 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$481,628	70.6%	$400,908	66.5%	$80,720	20.1%
Electronic Monitoring and Supervision Services	80,538	11.8%	80,067	13.3%	471	0.6%
Reentry Services	72,657	10.6%	70,112	11.6%	2,545	3.6%
International Services	47,518	7.0%	52,038	8.6%	(4,520)	(8.7)%
Total	$682,341	100.0%	$603,125	100.0%	$79,216	13.1%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $80.7 million in the third quarter ended September 30, 2025 (the "Third Quarter 2025") compared to the third quarter ended September 30, 2024 (the "Third Quarter 2024") due to increases of $55.8 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center. There were also aggregate net increases of $42.4 million due to increases in occupancies, transportation, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $17.5 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.5 million in Third Quarter 2025 compared to approximately 4.2 million in Third Quarter 2024. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity.

The average occupancy in our U.S. Secure Services facilities was approximately 90% and 88% of capacity in Third Quarter 2025 and Third Quarter 2024, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services increased slightly in Third Quarter 2025 compared to Third Quarter 2024 primarily due to a slight increase in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $2.5 million in Third Quarter 2025 compared to Third Quarter 2024 primarily due to aggregate net increases of $3.3 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $0.8 million.

International Services

Revenues for International Services decreased by $4.5 million in Third Quarter 2025 compared to Third Quarter 2024. We experienced a net decrease of $5.4 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $0.9 million.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$375,958	78.1%	$299,556	74.7%	$76,402	25.5%
Electronic Monitoring and Supervision Services	40,471	50.3%	41,116	51.4%	(645)	(1.6)%
Reentry Services	49,669	68.4%	53,127	75.8%	(3,458)	(6.5)%
International Services	42,783	90.0%	48,118	92.5%	(5,335)	(11.1)%
Total	$508,881	74.6%	$441,917	73.3%	$66,964	15.2%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $76.4 million in Third Quarter 2025 compared to Third Quarter 2024 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth of $54.1 million. We also experienced an increase of approximately $32.2 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center. Partially offsetting these increases were decreases of approximately $9.9 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Third Quarter 2025 compared to Third Quarter 2024 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $3.5 million during Third Quarter 2025 compared to Third Quarter 2024. We experienced a decrease of $5.4 million due to contract terminations which was partially offset by aggregate net increases of $1.9 million due to increased programming needs and referrals due to new day reporting center contracts.

International Services

Operating expenses for International Services decreased in Third Quarter 2025 compared to Third Quarter 2024 by $5.3 million. We experienced a net decrease of $4.5 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced a decrease of $0.8 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$22,424	4.7%	$21,989	5.5%	$435	2.0%
Electronic Monitoring and Supervision Services	6,619	8.2%	5,940	7.4%	679	11.4%
Reentry Services	3,372	4.6%	3,237	4.6%	135	4.2%
International Services	624	1.3%	590	1.1%	34	5.8%
Total	$33,039	4.8%	$31,756	5.3%	$1,283	4.0%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Third Quarter 2025 compared to Third Quarter 2024 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense increased in Third Quarter 2025 compared to Third Quarter 2024 primarily due to increases in monitoring equipment.

Reentry Services

Reentry Services depreciation and amortization expense increased slightly in Third Quarter 2025 compared to Third Quarter 2024 primarily due to renovations at certain of our company-owned centers.

International Services

International Services depreciation and amortization expense was relatively consistent in Third Quarter 2025 compared to Third Quarter 2024.

General and Administrative Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$62,121	9.1%	$47,081	7.8%	$15,040	31.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $15.0 million in Third Quarter 2025 compared to Third Quarter 2024 primarily due to the reorganization of our senior management team at the end of 2024, higher employee related benefit costs and support for the revenue growth from our new contract awards.

Contingent Litigation Reserve

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Contingent Litigation Reserve	$37,600	5.5%	$—	(—)%	$37,600	100.0%

During Third Quarter 2025, we incurred a non-cash contingent litigation reserve of $37.6 million in connection with a legal case in the State of Washington. The plaintiffs claim that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. We believe that we operate the voluntary work program in full compliance with our contract with ICE and all applicable laws, regulations and standards.

The United States Department of Justice through the Office of the Solicitor General, under both the Biden and Trump administrations, has also strongly supported GEO regarding this case and have filed Statements of Interest and Amicus Briefs in support of GEO. No other Company has ever been successfully required to pay the state minimum wage to volunteer detainees in an ICE facility. As such, we strongly dispute this claim and will be filing a Petition for Writ of Certiorari to the United States Supreme Court in due course. We are also in active discussions with both the Department of Justice and Department of Homeland Security on securing their amicus support for our Petition for Writ of Certiorari to the Supreme Court.

Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further information.

Non-Operating Expenses

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,558	0.4%	$3,168	0.5%	$(610)	(19.3)%
Interest Expense	$38,234	5.6%	$45,498	7.5%	$(7,264)	(16.0)%

Interest income decreased by $0.6 million in Third Quarter 2025 compared to Third Quarter 2024 primarily due to lower cash balances on hand internationally and the effect of foreign exchange rates.

Interest expense decreased by $7.3 million in Third Quarter 2025 compared to Third Quarter 2024. On July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. We also paid off our Term Loan under the credit agreement in July 2025. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$7,851	1.2%	$2,920	0.5%	$4,931	168.9%

During Third Quarter 2025, we paid off our Term Loan under our Credit Agreement. In connection with the repayment, we wrote off the related deferred financing costs and paid call premiums. During Third Quarter 2024, we wrote off deferred financing costs in connection with mandatory payments made on our Term Loan. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Gain on Asset Divestitures

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$232,381	34.1%	$—	(—)%	$232,381	100.0%

During Third Quarter 2025, we experienced a gain on asset divestitures of approximately $232.4 million related to the sale of our company-owned 2,388-bed Lawton Correctional Facility located in Lawton Oklahoma to the State of Oklahoma. Also included in the gain is the sale of our company-owned and previously idled 139-bed Hector Garza Center in San Antonio, Texas.

Income Tax Provision

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$56,391	24.6%	$11,664	31.4%	$44,727	383.5%

The provision for income taxes increased and the effective tax rate decreased in Third Quarter 2025 compared to Third Quarter 2024 principally due to significant discrete tax expenses and an increase in pre-tax income. In Third Quarter 2025, there was a $54.9 million net discrete tax expense as compared to a $0.3 million net discrete tax benefit in Third Quarter 2024. In the Third Quarter 2025 and Third Quarter 2024 there was no discrete tax expense or benefit related to stock compensation that vested during the respective quarters. Included in the net discrete tax expense for Third Quarter 2025 was a $56.4 million discrete tax expense related to the sale of our Lawton Facility. We estimate our 2025 annual effective tax rate to be in the range of approximately 29% to 31%, exclusive of any discrete items.

On July 4, 2025, the OBBBA was enacted. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025, while others are effective starting after this date. We are evaluating the OBBBA enacted during the quarter and estimates its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$759	0.1%	$832	0.1%	$(73)	(8.8)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates was relatively consistent during Third Quarter 2025 compared to Third Quarter 2024.

Comparison of Nine Months 2025 and Nine Months 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,329,009	69.1%	$1,203,945	66.3%	$125,064	10.4%
Electronic Monitoring and Supervision Services	237,176	12.3%	251,596	13.9%	(14,420)	(5.7)%
Reentry Services	214,343	11.1%	206,902	11.4%	7,441	3.6%
International Services	143,326	7.4%	153,539	8.5%	(10,213)	(6.7)%
Total	$1,923,854	100%	$1,815,982	100.0%	$107,872	5.9%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $125.1 million in the nine months ended September 30, 2025 (the "Nine Months 2025") compared to the nine months ended September 30, 2024 (the "Nine Months 2024") due to aggregate net increases of $76.0 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center. We also experienced an aggregate net increase of $82.0 million due to increases in occupancies, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $32.9 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 12.7 million in each of Nine Months 2025 and Nine Months 2024. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 88% of capacity in Nine Months 2025 and Nine Months 2024, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $14.4 million in Nine Months 2025 compared to Nine Months 2024 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $7.4 million in Nine Months 2025 compared to Nine Months 2024 primarily due to aggregate net increases of $10.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $3.2 million.

International Services

Revenues for International Services decreased by $10.2 million in Nine Months 2025 compared to Nine Months 2024. We experienced a net decrease of $14.2 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $4.0 million.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,032,473	77.7%	$901,841	74.9%	$130,632	14.5%
Electronic Monitoring and Supervision Services	122,456	51.6%	123,419	49.1%	(963)	(0.8)%
Reentry Services	153,743	71.7%	158,080	76.4%	(4,337)	(2.7)%
International Services	129,902	90.6%	143,781	93.6%	(13,879)	(9.7)%
Total	$1,438,574	74.8%	$1,327,121	73.1%	$111,453	8.4%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $130.6 million in Nine Months 2025 compared to Nine Months 2024 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth of $101.2 million. We also experienced an increase of approximately $47.0 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center. Partially offsetting these increases were decreases of approximately $17.6 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Nine Months 2025 compared to Nine Months 2024 primarily due to decreases in variable costs related to decreases in average participant counts under ISAP.

Reentry Services

Operating expenses for Reentry Services decreased by $4.3 million during Nine Months 2025 compared to Nine Months 2024 primarily due to an aggregate net decrease of $8.2 million due to contract terminations. Partially offsetting this decrease were aggregate net increases of $3.9 million related to increased census levels at certain of our community-based and reentry centers and the associated variable costs.

International Services

Operating expenses for International Services decreased in Nine Months 2025 compared to Nine Months 2024 by $13.9 million. We experienced a net decrease of $10.3 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced a decrease of $3.6 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$67,143	5.1%	$63,731	5.3%	$3,412	5.4%
Electronic Monitoring and Supervision Services	18,764	7.9%	18,709	7.4%	55	0.3%
Reentry Services	10,241	4.8%	10,177	4.9%	64	0.6%
International Services	1,759	1.2%	1,817	1.2%	(58)	(3.2)%
Total	$97,907	5.1%	$94,434	5.2%	$3,473	3.7%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Nine Months 2025 compared to Nine Months 2024 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense was relatively consistent in Nine Months 2025 compared to Nine Months 2024.

Reentry Services

Reentry Services depreciation and amortization expense was relatively consistent in Nine Months 2025 compared to Nine Months 2024.

International Services

International Services depreciation and amortization expense was relatively consistent in Nine Months 2025 compared to Nine Month 2024.

General and Administrative Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$176,116	9.2%	$152,349	8.4%	$23,767	15.6%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $23.8 million in Nine Months 2025 compared to Nine Months 2024 primarily due to the reorganization of our senior management team at the end of 2024, higher employee related benefit costs and support for the revenue growth from our new contract awards.

Contingent Litigation Reserve

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Contingent Litigation Reserve	$37,600	5.5%	$—	(—)%	$37,600	100.0%

During Nine Months 2025, we incurred a non-cash contingent litigation reserve of $37.6 million in connection with a legal case in the State of Washington. The plaintiffs claim that State of Washington minimum wage laws should be enforced with respect to detainees who volunteer to participate in a VWP administered by GEO at the Northwest ICE Processing Center (the "Center") as required by the U.S. Department of Homeland Security under the terms of GEO’s contract. We believe that we operate the voluntary work program in full compliance with our contract with ICE and all applicable laws, regulations and standards.

The United States Department of Justice through the Office of the Solicitor General, under both the Biden and Trump administrations, has also strongly supported GEO regarding this case and have filed Statements of Interest and Amicus Briefs in support of GEO. No other Company has ever been successfully required to pay the state minimum wage to volunteer detainees in an ICE facility. As such, we strongly dispute this claim and will be filing a Petition for Writ of Certiorari to the United States Supreme Court in due course. We are also in active discussions with both the Department of Justice and Department of Homeland Security on securing their amicus support for our Petition for Writ of Certiorari to the Supreme Court.

Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further information.

Non-Operating Expenses

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,021	0.4%	$7,634	0.4%	$(613)	(8.0)%
Interest Expense	$122,582	6.4%	$147,437	8.1%	$(24,855)	(16.9)%

Interest income decreased slightly in Nine Months 2025 compared to Nine Months 2024 primarily due to lower cash balances on hand internationally and the effect of foreign exchange rates.

Interest expense decreased by $24.9 million in Nine Months 2025 compared to Nine Months 2024 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest expense due to lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024 and had lower overall principal balances compared to Nine Months 2024. Additionally, on July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. Lastly we paid off our Term Loan under the credit agreement in July 2025. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$8,446	0.4%	$85,298	4.7%	$(76,852)	(90.1)%

During Nine Months 2025, we paid off our Term Loan under our Credit Agreement In connection with the repayment, we wrote off the related deferred financing costs and paid call premiums. During Nine Months 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $85.3 million which consisted of the write-off of existing deferred financing costs and net discounts/premiums and the payment of call premiums. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q for further discussion.

Other Income

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Other Income	$5,514	0.3%	$—	(—)%	$5,514	100.0%

In Nine Months 2025, we received an aggregate of $5.5 million under the Employee Retention Tax Credit provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

Gain (Loss) on Asset Divestitures/Impairment

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain (Loss) on Asset Divestitures/Impairment	$232,381	12.1%	$(2,907)	(0.2)%	$235,288	(8,093.8)%

During Nine Months 2025, we experienced a gain on asset divestitures of approximately $232.4 million related to the sale of our company-owned 2,388-bed Lawton Correctional Facility located in Lawton Oklahoma to the State of Oklahoma. Also included in the gain is the sale of our company-owned and previously idled 139-bed Hector Garza Center in San Antonio, Texas. During Nine Months 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

Income Tax Provision (Benefit)

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for (benefit from) Income Taxes	$68,771	23.9%	$(644)	(4.6)%	$69,415	(10778.7)%

The provision for income taxes and the effective tax rate increased in Nine Months 2025 compared to Nine Months 2024 principally due to significant discrete tax expenses and pre-tax income compared to pre-tax losses, respectively. In Nine Months 2025, there was a $50.5 million net discrete tax expense as compared to a $5.4 million net discrete tax benefit in Nine Months 2024. Included in the tax provision for income taxes in Nine Months 2025 was a $4.5 million discrete tax benefit as compared to a $1.0 million discrete tax benefit in Nine Months 2024 related to stock compensation that vested during the respective periods. Also included in the net discrete tax expense in the Nine Months 2025 was a $56.4 million discrete tax expense related to the sale of our Lawton Facility and in the Nine Months 2024 was a $3.5 million discrete tax benefit from the interest deduction related to GEO shares provided to the holders of our 6.5% Exchangeable Senior Notes due 2026. We estimate our 2025 annual effective tax rate to be in the range of approximately 29% to 31%, exclusive of any discrete items.

On July 4, 2025, the OBBBA was enacted. The OBBBA includes provisions related to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective for the year ending December 31, 2025, while others are effective starting after this date. We are evaluating the OBBBA enacted during the quarter and estimates its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$3,764	0.2%	$1,671	0.1%	$2,093	125.3%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates increased during Nine Months 2025 compared to Nine Months 2024 primarily due to favorable performance at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $71.8 million of which $45.6 million was spent through September 30, 2025. We estimate that the remaining capital requirements related to these capital projects will be $26.2 million which will be spent through the remainder of 2025.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement (as defined below) and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2025, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale or acquisition of assets and businesses and/or other strategic transactions. Taking into account the impact of the federal government shutdown, our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2025 as disclosed under “Capital Requirements” above and the next twelve months.

Liquidity and Capital Resources

Indebtedness

Asset Sale and Term Loan Payoff

On June 3, 2025, we entered into a Purchase and Sale Agreement with the State of Oklahoma (the “Purchaser”) pursuant to which, we agreed to sell the 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma (the “Lawton Facility”) to the Purchaser for a sale price of $312 million. The sale resulted in a gain of approximately $228 million. The sale of our Lawton Facility closed on July 25, 2025 and we transitioned facility operations to the Oklahoma Department of Corrections simultaneously on July 25, 2025. Following the closing of the sale of our Lawton Facility we used the net proceeds, along with cash on hand and available liquidity, to payoff our Term Loan under our Credit Agreement.

Senior Notes Offering and Credit Agreement

On July 14, 2025 we amended our Credit Agreement dated as of April 18, 2024 which increased our revolving credit commitments from $310 million to $450 million and extended the Revolver’s maturity to July 14, 2030. The amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

On April 18, 2024, we announced the closing of our private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 and $625.0 million aggregate principal amount of 10.250% senior notes due 2031.

We also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. As of September 30, 2025, the aggregate principal amount of revolving credit commitments under the senior revolving credit facility was $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility was $450.0 million.

We used the net proceeds of the senior notes offering, borrowings under the new term loan, and cash on hand to refinance existing indebtedness, including to fund the repurchase, redemption or other discharge of our existing Tranche 1 Term Loan and Tranche 2 Term Loan under our prior senior credit facility, the 9.50% senior second lien secured notes due 2028, the 10.50% senior second lien secured notes due 2028, and the 6.00% senior notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

With these transactions, as well as the private exchange transactions we have been able to push out substantially all of our debt maturities to 2029 and 2031.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes, the indenture governing our Convertible Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, and including the impact of the federal government shutdown, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2025 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net operating revenues	$1,770,984	$1,653,091
Income from operations	151,177	219,260
Net income (loss)	198,375	(4,113)
Net income (loss) attributable to The GEO Group, Inc.	198,375	(4,113)

Summarized balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$624,451	$438,433
Noncurrent assets (a)	2,966,647	2,999,305
Current liabilities	330,409	255,851
Noncurrent liabilities (b)	1,903,124	2,002,284

(a) Includes amounts due from non-guarantor subsidiaries of $52.7 million and $55.9 million as of September 30, 2025 and December 31, 2024, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $42.3 million and $46.8 million as of September 30, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2025 was $231.6 million compared to $118.4 million as of September 30, 2024.

Operating Activities

Net cash provided by operating activities amounted to $189.9 million for the nine months ended September 30, 2025 versus net cash provided by operating activities of $223.8 million for the nine months ended September 30, 2024. Cash provided by operating activities during the nine months ended September 30, 2025 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, loss on extinguishment of debt, dividends received from unconsolidated joint ventures and stock-based compensation expense. Equity in earnings of affiliates, net of tax, gain on asset divestitures, and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $63.4 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $142.8 million which positively impacted cash. The increase was primarily driven by the timing of payments.

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

Investing Activities

Net cash provided by investing activities of $143.8 million during the nine months ended September 30, 2025 was primarily the result of proceeds from the sale of real estate and other assets of $321.1 million, capital expenditures of $161.3 million, purchases of marketable securities of $18.8 million and proceeds from sales of marketable securities of $2.8 million. Net cash used in investing activities of $80.3 million during the nine months ended September 30, 2024 was primarily the result of capital expenditures of $57.9 million, purchases of marketable securities of $31.7 million and proceeds from sales of marketable securities of $9.4 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 was approximately $232.2 million compared to net cash used in financing activities of $186.1 million during the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025 was primarily the result of payments on revolver of $30.0 million, proceeds from revolver of $182.6 million, payments on long-term debt of $321.9 million, proceeds from the exercise of stock options of $4.4 million, payment of call premiums of $1.3 million, payment for the repurchase of common stock of $41.6 million and taxes paid related to net share settlement of equity awards of $24.4 million. Net cash used in financing activities during the nine months ended September 30, 2024 was primarily the result of payments on long-term debt of $1,873.9 million, proceeds from the issuance of long-term debt of $1,720.5 million, proceeds from the revolver of $40.0 million, debt issuance costs of $30.6 million, payments for call premiums of $35.6 million and taxes paid related to net share settlement of equity awards of $7.5 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provision for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, non-cash contingent liability and litigation costs and settlement costs, pre-tax, (gain) loss on asset divestitures/impairments, pre-tax, transaction expenses, pre-tax, ATM equity program expenses, pre-tax, employee restructuring expenses, pre-tax, start-up expenses, pre-tax, close-out expenses, pre-tax and other non-cash revenues and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$173,922	$26,289	$222,538	$16,385
Add:
Income tax provision (benefit) *	56,610	11,861	69,389	(132)
Interest expense, net of interest income **	43,527	45,250	124,007	225,101
Depreciation and amortization	33,039	31,756	97,907	94,434
EBITDA	$307,098	$115,156	$513,841	$335,788
Add (Subtract):
Net loss attributable to noncontrolling interests	18	31	68	90
Stock-based compensation expenses, pre-tax	7,627	3,534	19,621	12,322
Non-cash contingent liability and litigation and settlement costs, pre-tax	37,661	—	38,192	—
(Gain) loss on asset divestitures/impairment, pre-tax	(232,381)	—	(232,381)	2,907
ATM equity program expenses, pre-tax	—	—	—	264
Transaction expenses, pre-tax	21	371	76	3,468
Employee restructuring expenses, pre-tax	41	—	373	—
Start-up expenses, pre-tax	400	—	400	507
Close-out expenses, pre-tax	748	472	1,424	2,345
Other non-cash revenues and expenses, pre-tax	(1,140)	(928)	(3,159)	(2,161)
Adjusted EBITDA	$120,093	$118,636	$338,455	$355,530
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

Any positive trends in the industry may be offset by several factors, including the impact of the federal government shutdown, budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 70% and 69% of our operating expenses during the nine months ended September 30, 2025 and 2024, respectively. Additional operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2025 and 2024, operating expenses totaled approximately 75% and 73%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2025 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2025, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the nine months ended September 30, 2025 and 2024, general and administrative expenses totaled approximately 11% and 8%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2025 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 6,646 vacant beds at six U.S. Secure Services and at two of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 700-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2025 is estimated to be $17.5 million, including depreciation expense of $12.0 million. As of September 30, 2025, these eight facilities had a combined net book value of $181.1 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2025 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through September 30, 2025, we would expect to receive incremental annualized revenue of approximately $245 million and an annualized increase in earnings per share of approximately $0.20 to $0.25 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $262.6 million and approximately $44.4 million in outstanding letters of credit, as of September 30, 2025, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $3.1 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2025, every 10 percent change in historical currency rates would have approximately a $8.6 million effect on our financial position and approximately a $1.2 million impact on our results of operations during the nine months ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended September 30, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was set for November 10, 2025. All trial dates remain stayed pending a decision by the Supreme Court.

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

On March 7, 2023, the Ninth Circuit certified certain state law questions to the Washington Supreme Court. Oral argument before the Washington Supreme Court was held on October 17, 2023. On December 21, 2023, the Washington Supreme Court issued an opinion answering the questions certified by the Ninth Circuit. Under the Ninth Circuit’s March 7, 2023, order certifying the above questions to the Washington Supreme Court, the Ninth Circuit resumed control and jurisdiction over the State of Washington lawsuits. On February 21, 2024, the United States Department of Justice filed its Brief for the United States as Amicus Curiae in Support of GEO, arguing that the State of Washington judgments should be reversed because the Supremacy Clause precludes application of the Washington Minimum Wage Statute to work programs for federal detainees. In its Brief, the Department of Justice asserted that application of the Washington law independently contravened intergovernmental immunity because it would make federal detainees subject to provisions that do not apply, and never have applied, to persons in state custody, singling out a contractor with the federal government for obligations Washington does not itself bear. The Department of Justice also contended that the immigration statutory structure approved by Congress does not contemplate a role for states or state law in governing the VWP for federal detainees. On January 16, 2025, the Ninth Circuit issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion.

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

On August 13, 2025, the Ninth Circuit issued an order denying GEO’s Petition for Rehearing En Banc. That order included six dissenting opinions. On September 2, 2025, the Ninth Circuit granted GEO’s motion to stay the issuance of the Court’s mandate pending GEO’s application for writ of certiorari to the Supreme Court.

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Certiorari to the United States Supreme Court. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits, which is stayed pending GEO’s Petition for Certiorari to the United States Supreme Court.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc, which is stayed pending GEO’s Petition for Certiorari to the United States Supreme Court.

GEO believes it operates the VWP in full compliance with its contract with ICE and all applicable laws, regulations, and standards. GEO strongly disputes the claims made in these lawsuits and intends to take all necessary steps to vigorously defend itself from these lawsuits. GEO has not recorded any accruals relating to these lawsuits, other than in connection with the Nwauzor case discussed above, at this time as losses are not considered probable nor reasonably estimable. If GEO were not to prevail in these cases, it could have an adverse effect on GEO's business and results of operations.

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc.

On April 15, 2024, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against the State of New Jersey for declaratory and injunctive relief challenging the State of New Jersey’s Assembly Bill 5207 – that purports to prohibit the operation of "private detention facilities" in the state, which would prevent the United States from using privately contracted detention facilities to house detainees in the custody of ICE. On April 25, 2024, the U.S. District Court for the District of New Jersey entered an order preliminarily enjoining the State of New Jersey from enforcing Assembly Bill 5207 against a private detention facility-including any owned by Plaintiff GEO until a further Order of the Court. On July 22, 2025, the Third Circuit Court of Appeals affirmed a U.S. District Court for the District of New Jersey decision in a similar case finding Assembly Bill 5207 unconstitutional. On August 22, 2025, the District Court entered an order permanently enjoining the Defendants from enforcing Assembly Bill 5207 against GEO with respect to GEO negotiating or contracting with the United States government to operate immigration detention facilities in New Jersey.

On October 22, 2024, the Company filed a lawsuit in the U.S. District Court for the Eastern District of California against the State of California and the Kern County Public Health Department for declaratory and injunctive relief challenging the State of California’s newly enacted law – Senate Bill 1132. Senate Bill 1132 purports to empower state agencies with new inspection and investigation powers over GEO’s California facilities providing contracted services to ICE. Senate Bill 1132 also purports to impose standards prescribed by the Board of State and Community Corrections on GEO’s provision of contracted services to ICE in California. The State of California and Kern County filed a motion to dismiss on December 20, 2024. The U.S. District Court heard arguments on GEO’s motion for declaratory and injunctive relief and the defendants’ motion to dismiss on March 3, 2025. On May 5, 2025, the U.S. District Court for the Eastern District of California entered an order finding Senate Bill 1132 does not impose any standards on GEO’s provision of contracted services to ICE and dismissing GEO’s suit with leave to amend.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2025 to July 31, 2025	81,794	$25.22	—	$—
August 1, 2025 to August 31, 2025	439,999	$20.61	439,999	$290.9
September 1, 2025 to September 30, 2025	1,535,859	$22.52	1,526,780	$258.4
Total	2,057,652		1,966,779

(1) The Company withheld 90,873 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2) On August 4, 2025, our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $300 million of our shares of common stock effective through June 30,2028. As of September 30, 2025, we have repurchased 1,966,779 of our common shares at an aggregate cost of $41.6 million, or an average price of $21.17. On November 4, 2025, our Board of Directors increased the authorization under our share buyback program to $500 million shares of common stock and extended the expiration date to December 31, 2029.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Shayn P. March, Executive Vice President, Finance and Treasurer, entered into a 10b5-1 trading plan on September 10, 2025 (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 65,000 shares of GEO common stock and will be in effect until the earlier of (i) December 11, 2026 and (ii) the date on which all of the shares have been sold. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities. Mr. March's prior trading plan will expire on November 14, 2025 pursuant to its terms, which is prior to the date that sales can take place pursuant to the new Trading Plan after the expiration of the applicable cooling-off period.

ITEM 6. EXHIBITS.

(A)
Exhibits

10.1

Amendment to Executive Chairman Employment Agreement, dated as of July 7, 2025, between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2025). †

10.2

First Amendment to Credit Agreement, dated as of July 14, 2025, among The GEO Group, Inc. and GEO Corrections Holdings, Inc. as borrowers, Citizens Bank, N.A. as Administrative Agent, the other loan parties thereto and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 17, 2025).

10.3

Amendment to Executive Employment Agreement, dated as of August 4, 2025, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on August 6, 2025). †

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. **

32.2	SECTION 906 CFO Certification. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

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

THE GEO GROUP, INC.

Date:	November 6, 2025	/s/ Mark J. Suchinski
Mark J. Suchinski
Chief Financial Officer
(duly authorized officer and principal financial officer)