Form 10-K
period 2025-12-31
GEO GROUP INC
filed 2026-02-25
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 139,275,778 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2025 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant's quarter ended June 30, 2025 of $23.95 per share) was approximately $3.3 billion.

As of February 23, 2026, the registrant had 134,361,648 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

Auditor Firm Id: 248 Auditor Name: Grant Thornton LLP Auditor Location: Fort Lauderdale, Florida, United States of America

PART I

Item 1. Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of secure facilities, processing centers and reentry facilities and the provision of community-based services in the United States, Australia and South Africa. We own, lease and operate a broad range of secure facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities. We provide innovative technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based programs. We also provide secure transportation services domestically and in the United Kingdom through our joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2025, our worldwide operations include the management and/or ownership of approximately 75,000 beds at 95 secure and community-based facilities, including idle facilities, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Our U.S. Secure Services segment primarily encompasses our U.S.-based public-private partnership secure services business. Our Electronic Monitoring and Supervision Services segment, which conducts its services in the U.S., consists of our electronic monitoring and supervision services. Our Reentry Services segment consists of various community-based and reentry services. Our International Services segment primarily consists of our public-private partnership secure services operations in Australia and South Africa. Financial information about these segments for years 2025, 2024 and 2023 is contained in Note 14 — Business Segments and Geographic Information included in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Chief Executive Officer Developments

On February 6, 2026, J. David Donahue, our Chief Executive Officer, provided notice to us of his retirement effective February 28, 2026 (the “Separation Date”).

Mr. Donahue and GEO entered into a Separation Agreement and General Release on February 9, 2026 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Donahue will be entitled to receive the following in addition to accrued wages: (i) the payment of $104,167 per month commencing on March 1, 2026 and continuing through February 28, 2028 in accordance with the terms of the Consultant Agreement described below; (ii) be entitled to the payment of health insurance premiums for himself and any covered dependents under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period ending on the earlier of eighteen (18) months following the Separation Date (or up to twenty-four months if entitled to an extension) or the date he is no longer entitled to receive COBRA continuation coverage; and (iii) the outstanding unvested stock options and restricted stock previously granted to Mr. Donahue will continue to vest in accordance with the applicable performance-based vesting metrics under our long-term equity incentive plan. The Separation Agreement also contains mutual release, cooperation and non-disparagement provisions.

Mr. Donahue and GEO also entered into a Consultant Agreement (the “Consultant Agreement”), effective as of March 1, 2026, for a term continuing through February 28, 2028 (the “Consulting Period”). Pursuant to the terms of the Consultant Agreement, Mr. Donahue will provide consulting services to GEO with respect to secure services business opportunities in the United States and overseas, including business development services and contract administration assistance for existing contracts. In consideration for such services, Mr. Donahue will receive, as previously disclosed in the Separation Agreement, the consulting fee of $104,167 per month during the Consulting Period, payable upon submission of a monthly billing statement, and will be reimbursed for reasonable and necessary documented travel and business expenses incurred in connection with the performance of services, subject to prior approval requirements. The Consultant Agreement also contains provisions related to confidentiality and conflicts of interest.

On February 9, 2026, George C. Zoley, our founder and Executive Chairman, was appointed Chief Executive Officer effective March 1, 2026 (the “Effective Date”). In connection with his appointment, Dr. Zoley and GEO entered into the Second Amendment to Executive Employment Agreement (the “Employment Agreement”) on February 9, 2026 to reflect Dr. Zoley’s new title as Chairman and Chief Executive Officer and amend the compensation terms discussed below beginning on the Effective Date. The term of the Employment Agreement remains the same and ends on April 2, 2029 as may be extended by mutual agreement of the parties on an annual basis subject to the termination provisions in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Dr. Zoley will serve as Chief Executive Officer and report directly to the Board of Directors.

Under the terms of the Employment Agreement, Dr. Zoley will be paid an annual base salary of $1,200,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Dr. Zoley will also be entitled to receive a target annual performance award of 200% of Dr. Zoley’s base salary and be entitled to receive an annual equity incentive award of restricted stock with a grant date fair value equal to at least 300% of Dr. Zoley’s base salary that shall vest in accordance with the terms of the Company’s equity compensation plan. In addition, Dr. Zoley is entitled to the compensation and benefits provided under the Amended and Restated Executive Retirement Agreement, between Dr. Zoley and GEO, dated May 27, 2021. All other terms and conditions of Dr. Zoley’s Employment Agreement with GEO shall remain unchanged and in full force and effect in accordance with the Executive Chairman Employment Agreement, dated May 27, 2021, as amended by the Amendment to Executive Chairman Employment Agreement, dated July 7, 2025.

Contract Developments

On December 22, 2025, we announced that our wholly-owned subsidiary, BI Incorporated (“BI”), has been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the provision of skip tracing services. Skip tracing services entail enhanced location research with identifiable information, commercial data verification, and physical observation to verify current address information and investigate alternative address information for individuals on the federal government’s non-detained docket. The new contract has a term of two years, with an initial term of one year, effective December 16, 2025, and an additional one-year period.

On September 30, 2025, we announced that we entered into a two-year contract with ICE for the continued provision of electronic monitoring, case management and supervision services under the Intensive Supervision and Appearance Program ("ISAP"). The contract has an initial term of one-year, effective October 1, 2025, with an additional one-year option period.

On September 16, 2025, we announced that the Florida Department of Corrections has issued Notices of Intent to Award three managed-only contracts to GEO for the assumption of management and support services at the 985-bed Bay Correctional and Rehabilitation Facility and the 1,884-bed Graceville Correctional and Rehabilitation Facility and for the continuation of management and support services at the 985-bed Moore Haven Correctional and Rehabilitation Facility. The three contracts are expected to have an initial term of three years, effective July 1, 2026, with unlimited two-year renewal option periods

On August 28, 2025, we entered into an agreement with another contractor to form an entity to provide management services for the State of Florida at the state-owned 1,310-bed North Florida Detention Facility in Baker County, Florida.

On June 16, 2025, we announced that our wholly-owned subsidiary, GEO Transport, Inc. has entered into a new five-year contract, inclusive of option periods, with the U.S. Marshals Service for the provision of secure transportation and contract detention officer services across three service regions covering 26 federal judicial districts and spanning 14 states.

On June 10, 2025, we announced that the U.S. District Court, Central District of California has approved a settlement in the case of Roman v. Wolf, which allows for immediate full intake at its company-owned, 1,940-bed Adelanto ICE Processing Center in California (the "Adelanto Center"). The court had previously issued several injunction orders, including an intake prohibition order issued more than four years ago, limiting the use of the Adelanto Center based on then-prevailing COVID-19 conditions. ICE and GEO entered into a 15-year contract on December 19, 2019, for the provision of secure residential housing and support services at the Adelanto Center, consisting of a five-year base period followed by two five-year option periods. The current contract option period is effective through December 19, 2029.

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

On March 20, 2025, we announced that we have entered into a contract with ICE for the immediate activation of a federal immigration processing center at our company-owned, 1-800 bed North Lake Facility, in Baldwin Michigan. The contract has a full term expiration of July 20, 2027.

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

On February 27, 2025, we announced that we have been awarded a 15-year, fixed-price contract by ICE to provide support services for the establishment of a federal immigration processing center at the company-owned, 1,000-bed Delaney Hall Facility in Newark, New Jersey. GEO's support services include the exclusive use of the Delaney Hall Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

Asset Sale

On June 3, 2025, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with CPT Operating Partnership L.P. (together with GEO, the “Seller”) and the State of Oklahoma (the “Purchaser”) pursuant to which, subject to the terms of the Sale Agreement, the Seller agreed to sell the 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma (the “Lawton Facility”) to the Purchaser for a sale price of $312 million. The sale resulted in a gain of approximately $228 million. The Sale Agreement also contained certain customary representations, warranties and covenants that the parties made to each other. The sale of the Lawton Facility closed on July 25, 2025. and we transitioned facility operations to the Oklahoma Department of Corrections simultaneously on July 25, 2025. We used the net proceeds from the sale, along with cash on hand and available liquidity, to purchase the Western Region Detention Facility, and pay off senior secured debt, including approximately $300 million in floating rate debt.

Asset Purchase

On July 1, 2025, we announced that we have entered into a purchase agreement to acquire the 770-bed Western Region Detention Facility located in San Diego, California for approximately $60 million. We previously leased the Western Region Detention Facility for approximately $5.1 million annually under a lease agreement that was scheduled to expire on March 31, 2029. We have a contract with the U.S. Marshals Service for the exclusive use of the Western Region Detention Facility. The purchase of the Western Region Detention Facility closed on July 31, 2025 and was funded as a like kind real estate property exchange with proceeds from the sale of the Lawton Correctional Facility, which closed on July 25, 2025 as discussed above, resulting in an estimated capital gains cash tax savings of approximately $9.3 million.

Idle Facilities

In our Secure Services segment, as of December 31, 2025, we are marketing 5,896 vacant beds with a net book value of approximately $180.9 million at six of our idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. In our Reentry Services segment, as of December 31, 2025, we are marketing 750 vacant beds with a net book value of approximately $11.6 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2026 is estimated to be $23.4 million, including depreciation expense of $12.0 million. We currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eight idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2025 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2025, we would expect to receive annual incremental revenue of approximately $240 million and an increase in annual earnings per share of approximately $0.20 to $0.25 per share based on our average operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association (“ACA”). The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation for our facilities. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 100% as of December 31, 2025. Approximately 86% of our 2025 U.S. Secure Services revenue was derived from ACA accredited facilities for the year ended December 31, 2025. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care ("NCCHC") in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at 25 of our U.S. Secure Services facilities and at one reentry services location.

Business Development Overview

Upon his inauguration on January 20, 2025, President Trump issued nine executive actions intended to secure the borders of the United States and remove illegal immigrants, prioritizing those with criminal histories. These initial orders included the declaration of a national emergency at the United States southern border. Also included in these executive actions was the issuance of an executive order titled "Protecting the American People Against Invasion" which calls on the federal government to faithfully execute the immigration laws of the United States, including the removal of aliens, particularly those who threaten the safety of the American people. This executive order calls on the Secretary of Homeland Security to “take all appropriate action and allocate all legally available resources or establish contracts to construct, operate, control, or use facilities to detain removable aliens” and “ensure the detention of aliens apprehended for violations of immigration law pending the outcome of their removal proceedings or their removal from the country, to the extent permitted by law.” Effectively, this executive order requires an increase in interior enforcement by ICE and directs the DHS to detain those arrested by ICE, pending their removal or adjudication.

In addition, on January 20, 2025, President Trump reversed an executive order issued on January 26, 2021 by then-President Biden that had directed the Attorney General to not renew DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP, and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. We currently do not operate any prison contracts for the BOP. This executive order only applied to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities were not covered by this executive order, as ICE is an agency of the DHS, not the DOJ. It is possible future administrations could issue executive orders restricting the use of private correctional and detention facilities by the federal government.

Further, on January 29, 2025, President Trump signed into law the Laken Riley Act, which had been passed by Congress with bipartisan support. The Laken Riley Act requires ICE to detain certain non-United States nationals who have been charged, arrested, or convicted of crimes including burglary, theft, assault of a law enforcement officer, as well as killing or injuring another person. We believe the Laken Riley Act has contributed to the increased demand for detention beds by ICE, as further described in this Annual Report.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by DHS to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives.

Given the recent legislative and executive actions mentioned above, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. ICE has begun to utilize additional bed capacity in our portfolio at facilities with existing contracts, we have signed new contracts to activate certain previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities.

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
•
funds from debt offerings of our notes;
•
funds from equity offerings of our stock; or
•
lease arrangements with third parties.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided secure management services to the United States Federal Government for 39 years, the State of California for 37 years, the State of Texas for approximately 38 years, various Australian state government entities for 34 years and the State of Florida for approximately 32 years. These customers accounted for approximately 81% of our consolidated revenues for the fiscal year ended December 31, 2025.

Recurring Revenue with Strong Cash Flow

Our revenue base has historically been derived from our long-term customer relationships. We have historically been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues were approximately $2.6 billion in 2025. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, South Africa and the United Kingdom. Our international services business generated approximately $197.1 million of revenues, representing approximately 7% of our consolidated revenues for the year ended December 31, 2025. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to enter into public-private partnerships for secure services including healthcare and transportation services.

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

Intellectual Property and Patents

We have numerous United States and foreign patents issued as well as a number of United States patents pending in the electronic monitoring space. We believe these patents protect our intellectual property rights and provide us with a competitive advantage by seeking to prevent our competitors from duplicating our technology and/or products in the electronic monitoring line of business. The remaining duration of our patents range from 18 months to 2 years.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to our U.S. and international secure services facilities and our reentry services facilities. The information in the table includes the facilities that we (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding during the year ended December 31, 2025:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Western Region:
Adelanto ICE Processing Center, Adelanto, CA	1,940	ICE	Federal Detention	Minimum/Medium	December 2019	5 years	Two, five year	Owned
Aurora/CE Processing Center Aurora, CO (2)	1,532	ICE / USMS	Federal Detention	All Levels	October 2021	1 year	Four, one-year	Owned
Central Arizona Correctional and Rehabilitation Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/Medium	December 2006	10 years	Two, Five-year	Managed
Central Valley Annex McFarland, CA (2)	700	ICE / USMS	Federal Detention	Medium	December 2019/October 2023	5 years/1 month	Two, five-year/one, year option plus one, six-month extension, plus one, three-month extension, plus one, six-month extension.	Owned
Cheyenne Mountain Center Colorado Springs, CO	700	Idle						Owned
Desert View Annex Adelanto, CA	750	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
El Centro Detention Facility, CA	512	USMS	Federal Detention	Medium	December 2019	2 years	Three, Two-year options, plus nine-month	Managed
Florence West Correctional and Rehabilitation Florence, AZ	750	AZ DOC	State Correctional	Minimum	October 2022	5 years	One, Five-year	Managed
Golden State Annex McFarland, CA	700	ICE	Federal Detention	Medium	December 2019	5 years	Two, Five-year	Owned
Guadalupe County Correctional Facility Santa Rosa, NM	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Kingman Correctional and Rehabilitation facility, Kingman, AZ	3,400	AZ DOC	State Correctional Facility	Minimum/Medium	February 2008	10 years	One, five-year plus one, two-year plus one, three-and-a-half month plus one, one-year extension, plus one, one-year, 7-and-a-half-month option	Managed
Lea County Correctional Facility Hobbs, NM	1,200	Idle						Owned
McFarland Female Community Reentry Facility McFarland, CA	300	Idle						Owned
Mesa Verde ICE Processing Center Bakersfield, CA	400	ICE	State Correctional	Minimum	December 2019	5 Years	Two, Five-year	Owned
Northwest ICE Processing Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	September 2015	1 Year	Four, one-year plus five-year extension, plus two, six-month extensions	Owned
Phoenix West Correctional and Rehabilitation Phoenix, AZ	500	AZ DOC	State DWI Correctional	Minimum	July 2022	5 Years	None	Managed
Western Region Detention Facility San Diego, CA	770	USMS	Federal Detention	Maximum	November 2017	1 Year, 10 Months	One, two-year , plus six-month extension, plus three-month extension, plus one fifteen-month option, plus one twenty-five month option, plus two two-year options.	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — Central Region:
Big Spring Correctional Facility Big Spring, TX (4)	924	Idle						Owned
Flightline Correctional Facility, TX (4)	1,452	Idle						Owned
Brooks County Detention Center, TX (2)	652	USMS - IGA	Local & Federal Detention	Medium	March 2013	Perpetual	None	Owned
Coastal Bend Detention Center, TX (2)	1,176	USMS/Hidalgo County	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Eagle Pass Correctional Facility, Eagle Pass, TX (2)	661	USMS - IGA	Federal Detention	Medium	October 2020	Perpetual	None	Owned
East Hidalgo Detention Center (2)	1,346	USMS - IGA	Local & Federal Detention	Medium	July 2012	Perpetual	None	Owned
Great Plains Correctional Facility Hinton, OK (4)	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Joe Corley Processing Center Conroe, TX (2)	1,517	USMS / ICE	Local Correctional	Medium	July 2008/ September 2018	Perpetual/5 Years	None /Five-year, plus one, four and one half month extension, plus one, six-month extension, plus two, two-month extensions, plus one, four-month extension	Owned
Karnes County Detention Facility Karnes City, TX (2)	679	USMS - IGA	Local & Federal Detention	All Levels	February 1998	Perpetual	None	Owned
Karnes County Immigration Processing Center, TX (2)	1,328	ICE - IGA	Federal Detention	All Levels	September 2024	5 years	None	Owned
Kinney County Detention Center, TX (2)	384	USMS - IGA	Local & Federal Detention	Medium	September 2013	Perpetual	None	Managed
Montgomery Processing Center Conroe, TX	1,314	ICE	Local & Federal Detention	All levels	October 2018	10 months	Nine, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Rio Grande Processing Center Laredo, TX	1,900	USMS	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Owned
South Texas ICE Processing Center Pearsall, TX	1,904	ICE	Federal Detention	All Levels	August 2020	1 year	Nine, One-year	Owned
Val Verde County Detention Facility Del Rio, TX (2)	1,407	USMS - IGA	Local & Federal Detention	All Levels	January 2001	Perpetual	None	Owned
Secure Services — Eastern Region:
Alexandria Staging Facility Alexandria, LA (2)	400	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
Blackwater River Correctional and Rehabilitation Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/close	October 2010	3 years	Unlimited, Two-year	Managed
Broward Transitional Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	September 2021	1 year	Four, One-year	Owned
Central Louisiana ICE Processing Center Jena, LA (2)	1,160	ICE - IGA	Federal Detention	Minimum/Medium	November 2013	Perpetual	None	Owned
D. Ray James Correctional Facility Folkston, GA (2)	1,868	ICE - IGA	Federal Detention	Minimum/Medium	December 2016	1 year	Four, one-year, plus one, two-month extension, plus one, five year renewal	Owned
Delaney Hall Facility	1,000	ICE	Federal Detention	Minimum	May 2025	15 years	None	Owned
Folkston ICE Processing Center Folkston, GA (2)	1,118	ICE - IGA	Federal Detention	Minimum	December 2016	1 year	Four, One-year, plus one, two-month, plus one, five-year	Owned
Heritage Trail Correctional Facility Plainfield, IN	1,066	IN DOC	State Correctional	Minimum	March 2011	4 years	One, Four-year, plus one, one year, four months and two days, plus one-year, plus five-year	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Moshannon Valley Correctional Facility Philipsburg, PA	1,876	ICE-IGA	Federal Correctional	Medium	September 2021	5 years	None	Owned
Moore Haven Correctional and Rehabilitation Facility Moore Haven, FL	985	FL DMS	State Correctional	Minimum/ Medium	July 2021	3 years	Unlimited, Two-year	Managed
New Castle Correctional Facility New Castle, IN	3,196	IN DOC	State Correctional	All Levels	September 2005	4 years	Three, two-year extensions plus one, four-year and nine-month extension plus one, three-month extension, plus one, nine-month extension plus one, five-year extension with one, four-year option.	Managed
North Florida Detention Facility Sanderson, FL	1,310	ICE	Federal Detention	Minimum/Medium	August 2025	Perpetual	None	Managed
North Lake Correctional Facility Baldwin, MI	1,800	ICE	Federal Detention	Minimum/Medium	TBD	TBD	None	Owned
Pine Prairie ICE Processing Center, LA (2)	1,094	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month extension plus one, fifty-nine month extension, plus one, four-month, plus one, one-month extension, plus one four-month extension	Owned
Riverbend Correctional and Rehabilitation Facility Milledgeville, GA (5)	1,500	GA DOC	State Correctional	Medium	July 2010	1 year	Forty, One-year	Owned
Rivers Correctional Facility Winton, NC	1,320	Idle						Owned
Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS	Federal Detention	Medium	February 2008	5 years	Three, five-year	Leased
South Bay Correctional and Rehabilitation Facility South Bay, FL	1,948	FL DOC	State Correctional	Medium/Close	July 2009	3 years	Four, two-year plus six-month extension plus three, two-year extensions	Managed
South Louisiana ICE Processing Center, LA (2)	1,000	ICE-IGA	State Correctional	Medium	June 2015	5 years	One-month extension plus one, fifty-nine month extension, plus one, four-month, plus one, one-month extension, plus one four-month extension	Owned
Secure Services — Australia:
Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	922	VIC DOJ	State Prison	Minimum/Medium	July 2012	4 years	Nineteen years, Four months	Managed
Ravenhall Correctional Centre Melbourne, Australia	1,300	VIC DOJ	State Prison	Medium	November 2017	24 years plus 5 months	None	Managed

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Secure Services — South Africa:
Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Managed
Reentry Services:
ADAPPT, PA	64	PA DOC	Community Corrections	Community	May 2024	4 years, 9 months	None	Owned
Alabama Therapeutic Education Facility, AL	722	AL DOC	Community Corrections	Community	December 2021	2 years	Three, one-year	Owned
Arapahoe County Residential Center, CO	202	Arapahoe County	Community Corrections	Community	July 2025	1 year	None	Owned
Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2025	2 years	Two, One-year	Owned
Bronx Community reentry Center Bronx, NY	172	BOP	Community Corrections	Community	July 2020	1 year	Nine, One-year	Leased
Casper Reentry Center, WY	342	BOP/WYDOC	Community Corrections	Community	January 2022/July 2024	1 year/1 years	Four, one-year/Two, one-year options	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Chester County, PA	142	PA DOC	Community Corrections	Community	May 2024	4 years, 9 months	None	Owned
Coleman Hall, PA	350	Idle						Owned
Community Alternatives of El Paso County, CO	240	4th Judicial District	Community Corrections	Community	July 2024	1 year	Four, One-year	Owned
Community Alternatives of the Black Hills, SD	68	BOP	Community Corrections	Community	October 2021	1 year	Four, One-year	Owned
Cordova Center Anchorage, AK	296	BOP / AK DOC	Community Corrections	Community	June 2019/November 2024	1 year/8 months	Nine, one-year/Four, one-year	Owned
El Monte Center El Monte, CA	70	BOP	Community Corrections	Community	October 2019	1 year	Nine, One-year	Leased
Grossman Center Leavenworth, KS	136	BOP	Community Corrections	Community	July 2019	1 year	Nine, One-year	Owned
Las Vegas Community Correctional Center Las Vegas, NV	124	BOP	Community Corrections	Community	February 2021	1 year	Four, one-year, plus one 6-month extension	Owned
Leidel Comprehensive Sanction Center Houston, TX	190	BOP	Community Corrections	Community	January 2021	1 year	Four, one-year plus one six-month extension	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Logan Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Long Beach Community Reentry Center, CA	112	CDCR	Community Corrections	Community	July 2024	09 years	None	Leased
Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	December 2023	1 year	Four, One-year	Leased
Mid Valley House Edinburg, TX	128	BOP	Community Corrections	Community	December 2020	1 year	Nine, One-year	Owned
Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community Corrections	November 2024	8 months	Four, One-year	Owned
New Mexico Mens Recovery Academy, NM	124	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
New Mexico Womens Recovery Academy, NM	60	NM DOC	Community Corrections	Community Corrections	July 2023	4 years	None	Managed
Northstar Center Fairbanks, AK	120	AK DOC	Community Corrections	Community	July 2022	1 year	Three, One-year	Leased
Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	February 2020	1 year	Nine, One-year	Owned
Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	November 2024	8 months	Four, One-year	Owned
Philadelphia Residential Reentry Center	400	Idle
Reality House Brownsville, TX	94	BOP	Community Corrections	Community	July 2024	1 year	Four, One-year	Owned

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract	Base Period	Renewal Options	Managed Leased/ Owned
Salt Lake City Center Salt Lake City, UT	115	BOP	Community Corrections	Community	June 2019	1 year	Nine, One-year	Owned
Scranton Facility, PA	100	PA DOC	Community Corrections	Community	May 2024	Four years, 9 months	None	Leased
Seaside Center Nome, AK	60	AK DOC	Community Corrections	Community	February 2025	5 months	Four, One-year	Owned
Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2025	2 years	Two One-year	Owned
The Harbor, NJ	260	NJ DOC	Community Corrections	Community	August 2025	1 year, 11 months	None	Leased
Toler Hall, NJ	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Leased
Tully House, NJ	344	NJ DOC	Community Corrections	Community	August 2025	1 year, 11 months	None	Owned
Taylor Street Center San Francisco, CA	240	BOP / CDCR	Community Corrections	Community	April 2021/July 2025	1 year/3 years	Four, one-year/Two, one-year	Owned
Tampa Residential Reentry Center Tampa, FL	118	BOP	Community Corrections	Community	September 2021	1 year	Four, One-year	Owned
Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	January 2025	5 months	Four, One-year	Owned

Abraxas Academy Morgantown, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas I Marienville, PA	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Abraxas Ohio Shelby, OH	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southern Peaks Regional Treatment Center Canon City, CO	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Southwood Interventions Chicago, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned
Woodridge Interventions Woodridge, IL	N/A	Third Party Tenant	N/A	N/A	N/A	N/A	N/A	Owned

The following table summarizes certain information with respect to our reentry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that we (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31, 2025:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract	Base period	Renewal options	Manage only/ lease
Colorado (3)	2	State, County, Local	Various, 2021 – 2026	1 year	Varies	Lease
California	35	State, County	Various, 2020 – 2028	3 years	One, One-year or Two One-Year	Lease or Manage only
New Jersey	5	State, County	2027	4 years	One, One-year	Lease
Pennsylvania	6	State, County	Various, 2020 – 2026	3 to 5 years	Varies	Lease
Illinois	10	State, County	2024-2029	5 years	One, Five-year	Lease or Manage only
Kansas	1	County	2027	1 year	Four, One-year	Lease
Louisiana	7	State	2025	3 years	None	Lease
Tennessee	21	State	2026	5 years	Five, One-year	Lease
Idaho	7	State	2026	3 years	After base, may be renewed, extended or amended	Lease
Kentucky	1	County	2030	1 year	Four, One-year	Lease

Customer Legend:

Abbreviation	Customer
AL DOC	Alabama Department of Corrections
AK DOC	Alaska Department of Corrections
AZ DOC	Arizona Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
FL DMS	Florida Department of Management Services
GA DOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IN DOC	Indiana Department of Correction
IGA	Inter-governmental Agreement
NJ DOC	New Jersey Department of Corrections
NM DOC	New Mexico Department of Corrections
NSW	Commissioner of Corrective Services for New South Wales, Australia
OK DOC	Oklahoma Department of Corrections
PA DOC	Pennsylvania Department of Corrections
RSA DCS	Republic of South Africa Department of Correctional Services
TDCJ	Texas Department of Criminal Justice
USMS	United States Marshals Service
VA DOC	Virginia Department of Corrections
VIC DOJ	Department of Justice of the State of Victoria, Australia

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
(4)
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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2025, 44 of our facility management contracts representing approximately 26,000 beds are scheduled to expire on or before December 31, 2026, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented approximately 10% of our consolidated revenues for the year ended December 31, 2025. We undertake substantial efforts to renew our facility management contracts. We cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2025, 29 of our facility management contracts may be subject to competitive re-bid in 2026. These contracts in the aggregate represented approximately 18% and approximately $469 million of our 2025 consolidated revenues. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2026	29	16,486
2027	16	10,913
2028	14	9,433
2029	18	3,005
2030	8	5,469
Thereafter	8	9,804
Total	93	55,110

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of public-private partnerships for secure service facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of secure services, processing services, community-based services and reentry facilities are often seeking to retain projects that might otherwise become a public-private partnership. In the private sector, our U.S. Secure Services and International Services business segments compete with a number of companies, including, but not limited to: Core Civic; Management and Training Corporation; LaSalle Corrections; Allied Universal; Sodexo Justice Services (formerly Kaylx); and Serco. Our Reentry Services and Electronic Monitoring and Supervision Services business segments compete with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the community-based services industry. BI’s electronic monitoring business competes with a number of companies, including, but not limited to: Allied Universal. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

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

At December 31, 2025, we had approximately 18,000 full-time employees. Of our full-time employees, approximately 400 were employed at our corporate headquarters and regional offices and approximately 17,600 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human resource services, health services and general maintenance at our various locations.

At December 31, 2025, approximately 8,200 and 1,500 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. GEO welcomes the participation of labor unions in our facilities and respects the rights of individual employees to choose whether or not to join labor organizations. We actively participate in the collective bargaining process, negotiate in good faith and maintain excellent working relationships with each of the unions representing our employees. As a result, over the years, GEO has not experienced any significant or major labor actions, such as strikes or work stoppages.

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

Business Regulations and Legal Considerations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, data privacy and security, transportation, telecommunications, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry, and some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers. Facility management contracts typically include specific staffing requirements, reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. In addition, our technological infrastructure is required by federal agencies to undergo a security compliance audit and provide security logs on a monthly basis. Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts which could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

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

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of real estate assets and as the result of our operation and management of correctional, detention, and residential reentry facilities, we have been, and continue to be, subject to these laws, ordinances, and regulations. Phase I environmental assessments have been obtained on substantially all of the properties we currently own. We are not aware of any environmental matters that are expected to materially affect our financial condition or results of operations; however, if such matters are detected in the future, the costs of complying with environmental laws could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

The Health Insurance Portability and Accountability Act of 1996, as amended and implementing regulations, or HIPAA, require covered entities, which include most health care providers, to protect the privacy and security of individually identifiable health information, known as “protected health information” and establish individual rights related to understanding and controlling how health information is used or disclosed. In the event of breaches of unsecured protected health information, covered entities must notify affected individuals, the U.S. Department of Health and Human Services and, in certain situations involving large breaches, the media. Additionally, we are subject to complex and evolving U.S. federal and state privacy laws and regulations, including those pertaining to the processing of personal data, such as the California Consumer Privacy Act, and similar laws in various states in which we operate. Healthcare providers are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including information blocking restrictions that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, with limited exceptions.

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

We currently maintain a general liability policy and excess liability policies with total limits of $75.0 million per occurrence and $95.0 million total general liability annual aggregate limits covering the operations of U.S. Secure Services, Reentry Services and Electronic and Supervision Services through commercial and captive policies. We have a professional liability insurance program with a specific loss limit of $45.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability, cybersecurity liability and automobile liability.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves, are undiscounted and were $67.3 million and $56.9 million as of December 31, 2025 and 2024, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2025, 2024 and 2023 consisted of the operations of our wholly-owned Australian subsidiary and South African Custodial Management Pty. Limited which we refer to as SACM and our consolidated joint venture in South Africa, which we refer to as SACS. In Australia, our wholly owned subsidiary, GEO Australia, currently manages three facilities. We operate one facility in South Africa through SACM. We also provide secure transportation services through our joint venture GEOAmey. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in Note-14 Business Segments and Geographic Information in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues for these years.

Customer	2025	2024	2023
Various agencies of the U.S. Federal Government:	67%	62%	63%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2025	2024
Various agencies of the U.S. Federal Government:	78%	64%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, our ISAP contract accounted for 9%, 10% and 14% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

On January 20, 2025, President Trump reversed an executive order issued by then-President Biden on January 26, 2021 that directed the United States Attorney General not to renew Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. ICE facilities were not covered by this executive order, as ICE is an agency of the U.S. Department of Homeland Security. It is possible future administrations could issue executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

Various state partners have or may choose in the future to undertake a review of their utilization of public-private partnerships. For example, California enacted legislation aimed at phasing out public-private partnership contracts for the operation of secure facilities within California and facilities outside of the state of California housing state of California inmates. We have public-private partnership contracts in place with ICE and the U.S. Marshals Service relating to facilities located in California. Also, the State of Washington has enacted legislation similar to the California law. Although GEO was able to prevail in legal actions challenging the constitutionality of such laws in California and Washington, these or other states may propose or adopt similar laws in the future. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has been passed in California, Colorado, and New Jersey, where we operate detention facilities, as well as Maryland, Illinois, Oregon and Washington, that prohibits state and local agencies from contracting to detain immigrants in ICE custody. In addition, legislation has been proposed in New Mexico, a state in which we own facilities, that would prohibit state and local agencies from contracting to detain immigrants in ICE custody. While recent court decisions in California and New Jersey have struck down these restrictions as to direct contracts between ICE and private companies, restrictions on state and local agency contracts to detain immigrants in ICE custody generally remain in place in the states where such laws have been passed.

In addition, the movement toward using public-private partnerships for such facilities and centers has encountered resistance from groups which believe that such facilities and centers should only be operated by governmental agencies. For example, several financial institutions, including some of our lenders, had announced that they will not be renewing existing agreements or entering into new agreements with companies that operate such facilities and centers pursuant to public-private partnerships. Some of these same institutions have ceased their equity analyst coverage of our company. Proposed and future legislation could indirectly impose additional financial restrictions with respect to our business. If other financial institutions or third parties that currently provide us with financing or that we do business with decide in the future to cease providing us with financing or doing business with us, such determinations could have a material adverse effect on our business, financial condition and results of operations. Furthermore, recently proposed legislation in California, Assembly Bill 1633, or AB1633, would impose an annual tax equal to 50% of the gross receipts of private detention facility operators beginning on January 1, 2027, if enacted into law. As a result, if enacted into law, AB1633 would impose the 50% tax on gross receipts we receive in connection with the operation of each of the detention facilities we operate in California. Although it is uncertain whether AB1633 will be enacted into law, we can provide no assurance that it will not be enacted, and if enacted, would not impact our results of operations and cash flows.

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2025 and 2024 was approximately $1.7 billion. As of December 31, 2025 and 2024, we had $44.4 million and $62.9 million, respectively, outstanding in letters of credit and $358.6 million and $110.0 million, respectively, in borrowings outstanding under our revolver. As of December 31, 2025, we had the ability to borrow $47.0 million under our revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under our senior credit facility with respect to the incurrence of additional indebtedness. At December 31, 2025, we also had approximately AUD53 million (or approximately $35 million based on exchange rates at December 31, 2025) in letters of credit outstanding under our Australian letter of credit facility in connection with certain performance guarantees related to the Ravenhall facility.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing, suspend repurchases under our share repurchase program or sell assets. The revolving credit commitments under our credit agreement mature in April 2029. Our 8.625% senior secured notes due 2029 (“Secured Notes” or “8.625% Secured Notes Due 2029”) and our 10.250% senior notes due 2031 (“Unsecured Notes” or “10.250% Unsecured Notes due 2031”) mature in April 2029 and April 2031, respectively. Beginning in 2019, several financial institutions announced that they would not be renewing existing agreements or entering into new agreements with companies that operate secure services facilities and centers pursuant to public-private partnerships. Certain lenders also have publicly disclosed that they will no longer loan money to one of our key competitors. Although we successfully closed on a debt restructuring transaction that resulted in entering into a new credit agreement and the issuance of the Secured Notes and the Unsecured Notes, financial institutions may be unwilling to engage with us in the future and this may restrict our access to the debt and capital markets to support our operations or refinance our indebtedness, including by obtaining debt financing, equity financing or selling assets on satisfactory terms, or at all. This could materially increase the cost of capital and as a result have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to incur additional indebtedness will be restricted by the terms of our credit agreement, and the indentures governing our Secured Notes and Unsecured Notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

We currently have several active projects that we anticipate spending approximately $120 to $155 million on capital expenditures in 2026. Included in these projects are planned expenditures to deliver expanded detention capacity, secure transportation and electronic monitoring services to ICE. Of these projects, we estimate that approximately $80 to $95 million are related to facility maintenance costs. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver. In addition to these current estimated capital requirements for 2026, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2026 could materially increase. As of December 31, 2025, we had the ability to borrow $47.0 million under the revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. While we believe we currently have adequate liquidity from cash on hand, cash flow from operations and borrowing capacity under our senior credit facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indentures governing the Secured Notes, Unsecured Notes and our credit agreement restricts our ability to incur, but do not prohibit us from incurring, significant additional indebtedness in the future. As of December 31, 2025, we had the ability to borrow an additional $47.0 million under the revolver portion of our credit agreement after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the senior credit facility. Also, we may refinance all or a portion of our indebtedness, including borrowings under our credit agreement, the Secured Notes and the Unsecured Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

The indentures governing the Secured Notes and the Unsecured Notes and our Credit Agreement impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

•
sell assets;
•
make certain restricted payments;
•
incur additional indebtedness or issue preferred stock;
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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining a maximum total leverage ratio, a maximum first lien coverage ratio, a minimum interest coverage ratio and a cap on the amount of unrestricted cash that our foreign subsidiaries may hold as of the last day of any fiscal quarter. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Credit Agreement, the Secured Notes and the Unsecured Notes, or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Credit Agreement or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the Secured Notes and the Unsecured Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Credit Agreement, and holders of the Secured Notes and the Unsecured Notes could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the Credit Agreement. If the amounts outstanding under the Credit Agreement or other agreements governing our outstanding debt, were accelerated, our assets may not be sufficient to repay in full the money owed to our lenders and holders of the Secured Notes, the Unsecured Notes and any other debt holders.

Because portions of our senior indebtedness have floating interest rates, an increase in interest rates would adversely affect cash flows.

Borrowings under our Credit Agreement bear interest at a variable rate using a spread over SOFR. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Credit Agreement. As of December 31, 2025, we had $358.6 million of indebtedness outstanding under our Credit Agreement, and a one percent increase in the interest rate applicable to our Credit Agreement would increase our annual interest expense by approximately $4 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31, 2025, our subsidiaries accounted for 51.6% of our consolidated revenues, and as of December 31, 2025, our subsidiaries accounted for 85.6% of our total assets.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental partners, three federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and the U.S. Marshals Service, accounted for 66.6% and 61.8% of our total consolidated revenues for the year ended December 31, 2025 and 2024, respectively, through multiple individual contracts, with the BOP accounting for 2.6% and 3.1% of our total consolidated revenues for 2025 and 2024, respectively, ICE accounting for 47.6% and 41.5% of our total consolidated revenues for 2025 and 2024, respectively, and the U.S. Marshals Service accounting for 15.9% and 17.2% of our total consolidated revenues for 2025 and 2024, respectively. No individual contract with these clients accounted for more than 10.0% of our total consolidated revenues for 2025. However, in 2024 our ISAP contract accounted for approximately 10% of our total consolidated revenues.

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

ICE, the federal executive agency under the direction of DHS, has recently expanded its methods for physical detention by utilizing non-traditional detention capacity and by obtaining ownership of non-traditional facilities, and such methods could have an adverse impact on our business.

With the extensive funding made available by the OBBBA, in order to boost total available detention beds, accelerate deportation initiatives and explore cost savings, DHS has considered various alternative forms of detention capacity and increased utilization of non-traditional private sector detention facilities. For example, ICE has increased its use of military bases (domestically and at Guantanamo Bay), soft-sided facilities, idled or under-utilized facilities owned and operated by the BOP, facilities owned by state and local government agencies, international options, and has most recently proposed using warehouse-based real estate, and has acquired certain real estate assets for use in ICE detention. If we were to sell one of our owned facilities to a governmental customer, such as ICE, we may be unable to invest the proceeds from the sale in one or more properties that yield as much cash flow as the property sold. Even if we were to be engaged by a governmental customer to operate the facility following the sale, our operation of the facility pursuant to a management agreement may be less profitable than our ownership of the facility, and there can be no assurance that such governmental customer will not terminate the management contract associated with such facility or engage another operator to manage such facility. Utilization of additional forms of detention options, including through governmental ownership of detention facilities, could divert potential occupancy from our facilities, and thereby have an adverse impact on our business, financial condition and results of operations.

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

Additionally, considerable uncertainty exists regarding how future budget and program decisions will continue to evolve, including the spending priorities of the U.S. presidential administration and Congress and what challenges any budget reductions will present for us and our industry generally. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for and delay or eliminate the ability for additional contracting or increased bed capacity.

State budgetary constraints may have a material adverse impact on us.

Long-running pressure on state budgets had eased in the years prior to the COVID-19 pandemic, amid widespread economic growth and tax revenue gains that resulted in the first budget surpluses in years for many states. The COVID-19 pandemic adversely impacted the economic expansion and budget surpluses enjoyed by numerous states. Still, some states were in a stronger position than others as they began to experience a public health emergency and their greatest fiscal and economic tests since the Great Recession of 2007-09. GEO has numerous state clients across the country. If state budgetary conditions deteriorate, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from using public-private partnerships for secure facilities, processing centers or community based service opportunities that we otherwise could have pursued.

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a customer to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. In our U.S. Secure Services segment, as of December 31, 2025, we were marketing 5,896 vacant beds with a net book value of approximately $180.9 million at six of our idle facilities to potential customers. In our Reentry Services segment, as of December 31, 2025, we were marketing 750 vacant beds with a net book value of approximately $11.6 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2026 is estimated to be $23.4 million, including depreciation expense of $12.0 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. We review our facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

As of December 31, 2025, 29 of our facility management contracts, as well as certain of our other management contracts, may be subject to competitive re-bid in 2026. These contracts in the aggregate represented approximately 18% and approximately $469 million of our 2025 consolidated revenues. We cannot in fact assure you that we will prevail in future re-bid situations or that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the applicable expiring contract.

Our federal, state or local governmental partners may in the future choose to undertake a review of their utilization of public-private partnerships, or may re-negotiate, cancel or decide not to renew our existing contracts with them. For example, on January 26, 2021, President Biden signed an Executive Order directing the United States Attorney General not to renew DOJ contracts with privately operated criminal detention facilities. While this Executive Order has been revoked, a future administration may implement further executive orders or directives relating to federal criminal justice policies and immigration policies which may impact the federal government’s use of public-private partnerships with respect to correctional and detention needs, including with respect to our contracts, and/or may impact the budget and spending priorities of federal agencies, including ICE.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, including as a result of the most recent government shutdown or a future government shutdown, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Secured Notes, Unsecured Notes and the Credit Agreement, in a timely manner. In addition, domestically, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of federal, state and local governments may be under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states and foreign governments in which we operate may experience budget constraints for fiscal year 2026. We cannot assure you that these constraints would not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

For the years ended December 31, 2025 and 2024, our international operations accounted for approximately 7% and 9%, respectively, of our consolidated revenues from operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our current Executive Chairman and Chairman and Chief Executive Officer effective March 1, 2026, Mark J. Suchinski, our Chief Financial Officer, Paul Laird, our Senior Vice President and President, Secure Services, Matthew Albence, our Senior Vice President, Client Relations and our other executive officers. The unexpected loss of Dr. Zoley, Mr. Suchinski or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2025, approximately 54% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 9% of our employees were set to expire in less than one year. While approximately 54% of our workforce is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

We are subject to complex and evolving U.S. federal and state privacy laws and regulations, which sometimes conflict among the various jurisdictions where we do business. For example, we are subject to HIPAA, which requires us to protect the privacy and security of individually identifiable health information, known as “protected health information” and recognize individual rights related to understanding and controlling how health information is used or disclosed. Various states have passed laws pertaining to the processing of personal data that require companies, including us, to provide new disclosures and options to such persons about data collection, use and sharing practices. Some of these laws are already in effect, while others will go into effect during 2026 and 2027. HIPAA and state laws require us to report data breaches to affected individuals, government regulators, and in certain cases involving large breaches, the media. Further, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. We are also subject to increasing legal requirements with respect to the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices) and biometric information. These legal requirements are rapidly changing and are subject to uncertain application, interpretation and enforcement standards. Our current or future use of artificial intelligence or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems and the potential inadvertent or unauthorized release of confidential or protected health information resulting from the use (whether or not authorized) of artificial intelligence or machine learning tools by our employees, contractors, agents, representatives or affiliates. In addition, the artificial intelligence tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2025, we had $873.4 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value (as defined by Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP), we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change and/or decline if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, market capitalization, and the political and regulatory environment. For example, our stock price has experienced volatility and periods of significant decline over the course of the last several years. A future decline or prolonged decline in the value of our stock price may result in material impairment charges. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

During the fourth quarter of 2021, we received an unfavorable jury verdict and combined $23.2 million judgments in the retrial of two cases, State of Washington v. GEO Group and Nwauzor et al. v. GEO Group, in U.S. District Court for the Western District of Washington, which judgment amounts were subsequently increased by a further award against the Company of attorney’s fees, costs, and pre-judgment interest in the amount of $14.4 million. On January 16, 2025, the Ninth Circuit Court of Appeals issued an Opinion by a 2-1 vote affirming the lower court’s decision. That Opinion includes a 24-page dissenting opinion. On February 6, 2025, GEO timely filed its Petition for Rehearing En Banc. On August 13, 2025, the Ninth Circuit issued an order denying GEO’s Petition for Rehearing En Banc. That order included six dissenting opinions. On September 2, 2025, the Ninth Circuit granted GEO’s motion to stay the issuance of the Court’s mandate pending

GEO’s Petition for Writ of Certiorari to the Supreme Court. A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court.

On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court of the United States. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million. If GEO were not to prevail in these cases, it could have an adverse effect on GEO's business and results of operations.

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

The consideration of corporate social responsibility or ESG factors in making investment and voting decisions is relatively new, and frameworks and methods used by investors for assessing corporate social responsibility or ESG policies are not fully developed and vary considerably among the investment community. We have published reports and policies that relate to corporate social responsibility or ESG, including human rights, ESG, and our political and lobbying activities in the past and may continue to do so in the future.

These policies, practices and reports, whether it be the standards we set for ourselves or ESG criteria established by third parties, whether or not we meet such standards, and the level of disclosure we provide in our reports may influence our reputation. For example, the perception held by our governmental partners, vendors, suppliers, shareholders, other stakeholders, the communities in which we do business or the general public may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, whether or not we meet external ESG factors they deem relevant and the level of disclosure we provide relating to human rights, ESG, and our political and lobbying activities. The subjective nature and wide variety of frameworks and methods used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the application or perception of negative ESG factors or a misrepresentation of our corporate social responsibility or ESG policies and practices. Our failure to meet human rights or ESG criteria set by third parties, or provide the disclosure relating to human rights, ESG, political and lobbying activities which any third parties may believe is necessary or appropriate could adversely affect our business, financial condition and/or results of operations.

When we elect to publicly report on corporate social responsibility or ESG, our business may face increased scrutiny. As a result, our reputation could be adversely impacted if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact: the willingness of our governmental partners, vendors and suppliers to do business with us or the quality of our relationships with our governmental partners, vendors and suppliers; our ability to access capital in the debt or equity markets; our investors willingness or ability to purchase or hold our securities; and employee retention and the quality of relations with our employees, any of which could adversely affect our business, financial condition and/or results of operations.

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

Sales or issuances of shares of our common stock, or the perception that such sales or issuances could occur, could adversely affect the price for our common stock. As of December 31, 2025, there were 225,000,000 shares of common stock authorized under our Articles of Incorporation, of which 136,242,983 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to our equity incentive plan and our employee stock purchase plan.

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

Item 2. Properties

The Company owns and leases its corporate offices, which are both located in Boca Raton, Florida. The Company purchased land in Boca Raton, Florida to construct a new corporate office building which was completed in the first quarter of 2019. The Company's lease on its additional corporate office space expires in December 2028 and has two 5-year renewal options which if exercised will result in a maximum term ending in December 2038. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; and our western regional office in Los Angeles, California. We are also currently leasing office space in Boulder, Colorado and Aurora, Illinois in connection with our BI subsidiary. We also lease office space in Sydney and Melbourne, Australia, and in Sandton, South Africa, through our overseas affiliates to support our Australian, and South African operations, respectively. We consider our office space adequate for our current operations.

See the Facilities and Day Reporting Centers listed under Item 1 for a list of the correctional, detention and reentry properties we own or lease in connection with our operations and specifically our U.S. Secure Services segment, our Reentry Services segment and our International Services segment.

Item 3. Legal Proceedings

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process.

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

On August 13, 2025, the Ninth Circuit issued an order denying GEO’s Petition for Rehearing En Banc. That order included six dissenting opinions. On September 2, 2025, the Ninth Circuit granted GEO’s motion to stay the issuance of the Court’s mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court.

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits, which is stayed pending resolution of GEO’s Petition in Nwauzor v. GEO Group for Writ of Certiorari to the United States Supreme Court.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act, and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc, which is stayed pending resolution of GEO’s Petition in Nwauzor v. GEO Group for Writ of Certiorari to the United States Supreme Court.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States.

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

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one or more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses those items as incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” As of February 23, 2026, we had 519 shareholders of record. Shareholders of record does not include shareholders who own shares held in "street name."

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

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000,

S&P 500 Commercial Services and Supplies Index

and MSCI U.S. REIT Index

(Performance through December 31, 2025)

	The GEO Group, Inc.	Russell 2000	S&P 500 Commercial Services & Supplies	MSCI U.S. REIT Index
December 31, 2020	$100.00	$100.00	$100.00	$100.00
December 31, 2021	$90.08	$113.69	$129.09	$138.77
December 31, 2022	$127.27	$89.18	$115.45	$100.84
December 31, 2023	$125.87	$102.64	$137.53	$109.87
December 31, 2024	$325.20	$112.81	$160.69	$114.92
December 31, 2025	$187.36	$125.68	$150.78	$113.59

Assumes $100 invested on December 31, 2020 in our common stock and the respective Index.

* Total return assumes reinvestment of dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 to October 31, 2025	—	$—	—	$—
November 1, 2025 to November 30, 2025	508,831	$15.13	508,831	$450,816
December 1, 2025 to December 31, 2025	2,463,842	$16.77	2,463,842	$409,418
Total	2,972,673		2,972,673

(1) On August 4, 2025, our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $300 million of our shares of common stock effective through June 30,2028. As of December 31, 2025, we have repurchased 4,939,452 of our common shares at an aggregate cost of $91.0 million, or an average price of $18.04. On November 4, 2025, our Board of Directors increased the authorization under our share buyback program to $500 million shares of common stock and extended the expiration date to December 31, 2029.

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and are incorporated herein by reference.

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

As of December 31, 2025, our worldwide operations included the management and/or ownership of approximately 75,000 beds at 95 correctional, detention and reentry facilities, including idle facilities, and also included the provision of servicing individuals in a community-based environment on behalf of federal, state and local correctional agencies located throughout the country.

For the years ended December 31, 2025 and 2024, we had consolidated revenues of $2.6 billion and $2.4 billion, respectively and we maintained an average company-wide facility occupancy rate of 89.2% including 68,157 active beds and excluding 6,646 idle beds for the year ended December 31, 2025, and 87.2% including 67,604 active beds and excluding 11,675 idle beds for the year ended December 31, 2024.

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

Idle Facilities/Asset Impairments

The following table summarizes our idled facilities as of December 31, 2025 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	December 31, 2025	December 31, 2025	December 31, 2025
Rivers Correctional Facility	2021	1,320	-	35,969	-	35,969
Big Spring Correctional Facility	2021	924	-	32,005	-	32,005
Flightline Correctional Facility	2021	1,452	-	39,761	-	39,761
McFarland Female Community Reentry Facility	2020	300	-	10,481	-	10,481
Cheyenne Mountain Recovery Center	2020	700	-	17,314	-	17,314
Lea County Correctional Facility	2025	1,200	—	45,412	—	45,412
Philadelphia Residential [1]	2024	-	400	-	6,032	6,032
Coleman Hall [1]	2017	-	350	-	5,531	5,531
Total		5,896	750	$180,942	$11,563	$192,505

[1] We had entered into a purchase and sale agreement in the second quarter of 2024 for these facilities that was less than the net carrying values. As such, we recorded a total impairment loss for both facilities of approximately $2.3 million during the second quarter of 2024 which is included in gain (loss) on asset divestitures/impairment in the accompanying consolidated statements of operations. The purchase and sale agreement was later terminated. There was no indication of impairment related to our idle facilities during the year ended December 31, 2025 or 2023.

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

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. Our probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We perform the impairment analysis on an annual basis for each of the idle facilities, or more frequently if needed, and take into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and have determined that no current impairment exists. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the undiscounted cash flows in our analysis as of December 31, 2025, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

Of the insurance policies discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $67.3 million and $56.9 million as of December 31, 2025 and 2024, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

With respect to operations in South Africa and Australia, we utilize locally-procured insurance to meet contractual insurance requirements and protect us.

Recent Accounting Pronouncements

The following accounting standard was adopted in the current period:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 focuses on the tax rate reconciliation and income taxes paid disclosure in the Provision for Income Taxes. ASU No. 2023-09 requires a public business entity (PBE) to annually disclose a tabular rate reconciliation using both percentages and currency amounts. The tabular information is to be broken out into specified categories. Information provided under the specified categories may need to be further broken out by nature and jurisdiction to the extent those items exceed a specified threshold, generally 5% of the federal tax amount. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, with further disaggregation by jurisdiction, if the amount is at least 5% of total income tax paid, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Entities may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ended December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods. Alternatively, entities may apply ASU 2023-09 retrospectively by providing the revised disclosures for all periods presented. We adopted this ASU prospectively for the period ended December 31, 2025, which impacted our disclosures with no impact to our financial condition and results of operations. Refer to Note 15 - Income Taxes of the notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The following accounting standards will be adopted in future periods:

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This amendment modernizes and makes targeted improvements to the accounting for software costs found under Topic 350-40, effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for the Registrants for annual and interim periods beginning after December 15, 2025. The guidance should be applied on a prospective basis. Early adoption is permitted. We are currently assessing the impact of this standard on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We expect this ASU will impact only our disclosures and not our financial condition and results of operations.

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

2025 versus 2024

Revenues

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,827,000	69.4%	$1,604,386	66.2%	$222,614	13.9%
Electronic Monitoring and Supervision Services	320,919	12.2%	332,826	13.7%	(11,907)	(3.6)%
Reentry Services	286,521	10.9%	277,566	11.5%	8,955	3.2%
International Services	197,109	7.5%	208,924	8.6%	(11,815)	(5.7)%
Total	$2,631,549	100.0%	$2,423,702	100.0%	$207,847	8.6%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $222.6 million in 2025 compared to 2024 due to aggregate net increases of $152.4 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. We also experienced an aggregate net increase of $121.3 million due to increases in occupancies, transportation services, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $51.1 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 17.2 million in 2025 and 16.6 million in 2024. We experienced an aggregate net increase of approximately 600,000 mandays as a result of contract activations and increases in occupancies discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was 88.7% and 86.6% of capacity in 2025 and 2024, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased by $11.9 million in 2025 compared to 2024 primarily due to decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased by $9.0 million in 2025 compared to 2024 primarily due to increases of $6.9 million due to new day reporting center contracts. We also experienced a net aggregate increase of $5.4 million primarily related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. Partially offsetting these increases were decreases of $3.3 million due to contract terminations.

International Services

Revenues for International Services decreased by $11.8 million in 2025 compared to 2024. We experienced a net decrease of $14.6 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. Partially offsetting this decrease was an increase due to foreign exchange rate fluctuations of $2.8 million.

Operating Expenses

	2025	% of Segment Revenues	2024	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,407,622	77.0%	$1,215,784	75.8%	$191,838	15.8%
Electronic Monitoring and Supervision Services	170,522	53.1%	160,948	48.4%	9,574	5.9%
Reentry Services	212,123	74.0%	205,650	74.1%	6,473	3.1%
International Services	178,214	90.4%	192,097	91.9%	(13,883)	(7.2)%
Total	$1,968,481		$1,774,479		$194,002	10.9%

Operating expenses consist of those expenses incurred in the operation and management of our U.S. Secure Services, Electronic Monitoring and Supervision Services, Reentry Services and International Services segments.

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $191.8 million in 2025 compared to 2024 primarily due to aggregate net increases of $138.3 million in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs we continue to incur in preparation of expected future growth. We also experienced an increase of approximately $93.4 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. Partially offsetting these increases were decreases of approximately $39.9 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services increased by $9.6 million in 2025 compared to 2024 primarily due to an increase in fixed costs related to our conversion to a cloud based data platform and employee severance costs as part of our efficiency initiative.

Reentry Services

Operating expenses for Reentry Services increased by $6.5 million during 2025 compared to 2024 primarily due an increase of $5.7 million due to new day reporting center contracts. We also experienced an aggregate net increase of 9.1 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals and the associated variable costs. Partially offsetting these increases were decreases of $8.3 million due to contract terminations.

International Services

Operating expenses for International Services decreased in 2025 compared to 2024 by $13.9 million. We experienced a net decrease of $10.8 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced a decrease of $3.1 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2025	% of Segment Revenue	2024	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$90,823	5.0%	$85,685	5.3%	$5,138	6.0%
Electronic Monitoring and Supervision Services	25,411	7.9%	24,523	7.4%	888	3.6%
Reentry Services	13,405	4.7%	13,619	4.9%	(214)	(1.6)%
International Services	2,400	1.2%	2,393	1.1%	7	0.3%
Total	$132,039	5.0%	$126,220	5.2%	$5,819	4.6%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in 2025 compared to 2024 primarily due to renovations at certain of our company-owned and leased facilities as well as the impact of our purchase of the Western Region Detention Center offset by the sale of our company-owned Lawton Correctional Facility in July 2025.

Electronic Monitoring and Supervision Services

Depreciation and amortization expense increased in 2025 compared to 2024 primarily due to renovations at certain of our leased centers.

Reentry Services

Reentry Services depreciation and amortization expense decreased in 2025 compared to 2024 primarily due to certain assets becoming fully depreciated and/or amortized as well as certain asset dispositions at our company-owned centers.

International Services

Depreciation and amortization expense was relatively consistent in 2025 compared to 2024.

Other Unallocated Operating Expenses

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$235,939	9.0%	$213,028	8.8%	$22,911	10.8%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $22.9 million in 2025 compared to 2024 primarily due to the reorganization of our senior management team at the end of 2024, other employee restructuring expenses in 2025, higher employee related benefit costs and support for the revenue growth from our new contract awards.

Contingent Litigation Reserve

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Contingent Liability Reserve	$37,600	1.4%	$—	(—)%	$37,600	100.0%

During 2025, we incurred a non-cash contingent litigation reserve of $37.6 million in connection with a legal case in the State of Washington, Nwauzor v. GEO Group. Refer to Note 16 - Commitments, Contingencies and Other Matters of the notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Non-Operating Income and Expense

Interest Income and Interest Expense

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$9,076	0.3%	$8,787	0.4%	$289	3.3%
Interest Expense	$160,521	6.1%	$190,624	7.9%	$(30,103)	(15.8)%

Interest income increased in 2025 compared to 2024 primarily due to the effect of foreign exchange rate fluctuations.

Interest expense decreased by $30.1 million in 2025 compared to 2024 primarily due to our Senior Notes Offering and new Term Loan under our new credit agreement that closed on April 18, 2024 which resulted in overall lower interest expense due to lower interest rates. We also retired the majority of our 6.50% Exchangeable Senior Notes due 2026 during 2024 and had lower overall principal balances in 2025 compared to 2024. Additionally, on July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. Lastly, we paid off our Term Loan under the credit agreement in July 2025. Refer to Note 11 - Debt of the notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$8,446	0.3%	$86,637	3.6%	$(78,191)	(90.3)%

During 2025, we paid off our Term Loan under our Credit Agreement. In connection with the repayment, we wrote off the related deferred financing costs and paid call premiums. During 2024, we completed a Senior Note Offering which resulted in a loss on extinguishment of debt of approximately $86.6 million which consisted of the write-off of existing deferred financing costs and net discounts/premiums and the payment of call premiums. Refer to Note 11- Debt of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Income

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Other Income	$5,514	0.2%	$—	0.0%	$5,514	100.0%

In 2025, we received an aggregate of $5.5 million under the Employee Retention Tax Credit provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

Net Gain (Loss) on Asset Divestitures/Impairment

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Net Gain (Loss) on Asset Divestitures/Impairment	$232,381	8.8%	$(2,907)	(0.1)%	$235,288	(8,093.8)%

During 2025, we experienced a gain on asset divestitures of approximately $232.4 million related to the sale of our company-owned 2,388-bed Lawton Correctional Facility located in Lawton Oklahoma to the State of Oklahoma. Also included in the gain is the sale of our company-owned and previously idled 139-bed Hector Garza Center in San Antonio, Texas. During 2024, we experienced an impairment loss of approximately $2.3 million related to two of our Company-owned facilities. We also donated a parcel of undeveloped land in Kern County, California which resulted in a loss on asset divestiture of approximately $0.6 million.

Provision for Income Taxes

	2025	Effective Rate	2024	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$85,720	25.6%	$9,401	24.4%	$76,319	811.8%

The provision for income taxes in 2025 increased compared to 2024 along with the effective tax rate. In 2025 and 2024, there was a $53.4 million net discrete tax expense and $4.8 million net discrete tax benefit, respectively. Included in the provision for income taxes in 2025 and 2024 was a $3.2 million discrete tax benefit and a $1.1 million discrete tax benefit related to stock compensation that vested during the respective periods. Also included in the provision for income taxes in 2025 was a $56.6 million discrete tax expense related to the sale of our Lawton Facility and in the provision for income taxes in 2024 was a $3.5 million discrete tax benefit from the interest deduction related to GEO shares issued to the holders of our 6.50% Exchangeable Senior Notes due 2026 that participated in private exchange transactions. We estimate our 2026 annual effective tax rate to be in the range of 28% to 30%, exclusive of any discrete items.

Equity in Earnings of Affiliates

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$4,532	0.2%	$2,703	0.1%	$1,829	67.7%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates in 2025 compared to 2024 increased primarily due to favorable performance at SACS and GEOAmey.

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

As of December 31, 2025, we were developing a number of contractually committed projects that we estimate will cost approximately $90.5 million, of which $58.5 million was spent through December 31, 2025. We estimate our remaining contractually committed capital requirements to be approximately $32.0 million. These projects are expected to be completed through 2026.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our

Credit Agreement and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. We completed our annual budgeting process, and for 2026, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale of additional assets and businesses and/or other strategic transactions including potential acquisitions. Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2026 as disclosed under “Capital Requirements” above.

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

We also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility. The aggregate principal amount of revolving credit commitments under the senior revolving credit facility was originally $310 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the senior secured term loan facility was originally $450.0 million.

We used the net proceeds of the senior notes offering, borrowings under the new term loan, and cash on hand to refinance approximately $1.5 billion of existing indebtedness at that time, including to fund the repurchase, redemption or other discharge of our existing Tranche 1 Term Loan and Tranche 2 Term Loan under our prior senior credit facility, the 9.50% senior second lien secured notes due 2028, the 10.50% senior second lien secured notes due 2028, and the 6.00% senior notes due 2026, to pay related premiums, transaction fees and expenses, and for general corporate purposes of the Company.

With these transactions, as well as the private exchange transactions involving our 6.50% Exchangeable Notes due 2026 discussed below, we have been able to push out substantially all of our debt maturities to 2029 and 2031.

On July 14, 2025, we entered into a First Amendment to Credit Agreement (the “Amendment”) which amended our Credit Agreement dated as of April 18, 2024. The Amendment increased our Revolving Credit Facility (the “Revolver”) commitments from $310 million to $450 million and extends the Revolver’s maturity from April 15, 2029 to July 14, 2030. The Amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Prior to the closing of the Amendment, we repaid $132 million of the Term Loan B outstanding under the Credit Agreement. Subsequently, as a result of an asset sale of one of our owned facilities, we repaid the remaining balance of the Term Loans under the Credit Agreement.

On November 13, 2025, the Company entered into a Second Amendment to Credit Agreement (the “Amendment”), by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the guarantors named therein, Citizens Bank, N.A., as administrative agent, and the lenders party thereto. The Amendment effectively removes the 3.00 to 1.00 total leverage ratio hurdle from one-half of the $150.0 million general carve-out to the Credit Agreement’s restricted payments negative covenant.

On January 20, 2026, we entered into a Third Amendment to Credit Agreement (the “Amendment”). The Amendment increased the revolving credit facility commitments from $450 million to $550 million. The Amendment decreased the Incremental Amount (as defined in the Amendment) from $250 million to $150 million that we may request in the future in additional term loans, incremental equivalent debt or an increase to the revolving credit facility commitments, subject to the satisfaction of the applicable conditions in the Amendment and the credit agreement.

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

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects or acquisitions, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes and our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. Also, the federal government has been experiencing delays in paying GEO under its contracts as a result of the prior government shutdown and we could experience further delays if there were to be another government shutdown. While we were in compliance with our debt covenants as of December 31, 2025, and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

GEO’s Secured Notes and Unsecured Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis (except on a senior secured basis in the case of the Secured Notes) by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

Share Repurchase Program

On August 4, 2025, our Board of Directors ("Board") authorized and approved a Share Repurchase Program covering the repurchase of up to $300 million of shares of our common stock through an expiration date of June 30, 2028. Repurchases of our common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the share repurchase program may be extended, increased, decreased, suspended or terminated by our Board of Directors in its discretion at any time. Repurchases of our common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, our existing obligations, including our Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in our sole discretion. The authorization for the share repurchase program does not obligate us to purchase any particular amount of our common stock. During the year ended December 31, 2025, we repurchased 4,939,452 shares of our common stock under the program.

On November 4, 2025, our Board authorized and approved an increase to the size of the Share Repurchase Program from $300 million to $500 million and also extended the expiration date from June 30, 2028 to December 31, 2029.

Automatic Shelf Registration on Form S-3

On October 30, 2023, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years.

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, we filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of our common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the year ended December 31, 2025.

Other

We have entered into two identical Notes (as defined below) in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the Notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. We have entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2025 is $0.4 million of deferred loan costs incurred in the transaction. Refer to Note 6 – Derivative Financial Instruments in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Executive Chairmen. The agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2025, our Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

GEO and our Executive Chairman entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement which replaced the prior February 26, 2020 agreement discussed below. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to GEO, we will pay to the Executive Chairman an amount equal to $3,600,000 (the "2021 Grandfathered Payment") which shall be paid in cash. The Grandfathered Payment shall be credited with interest at a rate of 5% compounded quarterly (the “Grandfathered Earnings Account”). Additionally, at the end of each calendar year provided that our Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, we will credit an amount equal to $1,000,000 at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. Upon the date that the Executive Chairman ceases to provide services to GEO, we will pay the Executive Chairman in one lump sum cash payment each of the 2021 Grandfathered Payment, the Grandfathered Earnings Account and the Employment Contributions Account subject to the six-month delay provided in the Amended and Restated Executive Retirement Agreement. As the Executive Chairman’s retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as was provided for under the prior retirement agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $16.3 million at December 31, 2025 which is fully funded. Refer to Note 13 - Benefit Plans in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. The following table presents the balance due to the Executive Chairman at the end of each of the next four years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to GEO under his Employment Agreement, as amended which is effective through April 1, 2029:

Period End	Retirement Obligation
(In thousands)
12/31/2026	$20,856
12/31/2027	$26,351
12/31/2028	$33,029
12/31/2029	$36,415

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

Summarized statement of operations (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net operating revenues	$2,421,724	$2,202,285
Income from operations	225,298	274,752
Net income	221,230	1,673
Net income attributable to The GEO Group, Inc. operations	221,230	1,673

Summarized balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Current assets	$645,982	$438,433
Noncurrent assets (a)	2,971,002	2,999,305
Current liabilities	257,936	255,851
Noncurrent liabilities (b)	2,021,019	2,002,284
(a)
Includes amounts due from non-guarantor subsidiaries of $52.8 million and $55.9 million as of December 31, 2025and 2024, respectively.
(b)
Includes amounts due to non-guarantor subsidiaries of $42.1 million and $46.8 million as of December 31, 2025 and 2024, respectively.

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

Cash Flow

Cash, cash equivalents, restricted cash and cash equivalents as of December 31, 2025 was $123.6 million, compared to $125.9 million as of December 31, 2024 and was impacted by the following:

Net cash provided by operating activities in 2025 and 2024 was $72.6 million and $242.2 million, respectively. Net cash provided by operating activities in 2025 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates and net gain on asset divestitures negatively impacted cash along with realized/unrealized gain on investments. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $233.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections along with delays in payment due to the government shut down during the fourth quarter of 2025. Changes in accounts payable, accrued expenses and other liabilities increased by $97.3 million which positively impacted cash. The increase was primarily due to the timing of payments.

Net cash provided by operating activities in 2024 was positively impacted by non-cash expenses such as depreciation and amortization, deferred tax provision, amortization of debt issuance costs, discount and/or premium and other non-cash interest, stock-based compensation expense, net loss on asset divestiture/impairment, loss on extinguishment of debt and dividends received from our unconsolidated joint venture. Equity in earnings of affiliates negatively impacted cash along with realized/unrealized gain on investments. Changes in accounts receivable, prepaid expenses and other assets increased in total by a net of $7.6 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Changes in accounts payable, accrued expenses and other liabilities decreased by $21.9 million which negatively impacted cash. The decrease was primarily due to the timing of payments.

Net cash provided by investing activities of $105.7 million in 2025 was primarily the result of proceeds from sale of real estate and other assets of $321.1 million and proceeds from sale of marketable securities of $4.6 million offset by capital expenditures of $197.5 million and purchases of marketable securities of $22.5 million. Net cash used in investing activities of $101.7 million in 2024 was primarily the result of capital expenditures of $78.7 million and purchases of marketable securities of $33.1 million offset by proceeds from sale of marketable securities of $10.1 million.

Net cash used in financing activities in 2025 was $185.7 million compared to net cash used in financing activities of $168.9 million in 2024. Net cash used in financing activities during 2025 was primarily the result of proceeds from borrowings on revolver of $541.0 million, payments on long-term debt of $322.2 million, payments on revolver of $292.4 million, payments for call premiums of $1.3 million, proceeds from stock option exercises of $4.6 million, payments for repurchases of common stock of $91.0 million and taxes paid related to net share settlement of equity awards of $24.4 million. Net cash used in financing activities in 2024 was primarily the result of proceeds from long-term debt of $1,720.5 million, proceeds from borrowings on revolver of $110.0 million, payments on long-term debt of $1,926.8 million, payments for call premiums of $35.6 million, debt issuance costs of $35.7 million, proceeds from stock option exercises of $8.2 million and taxes paid related to net share settlement of equity awards of $9.7 million.

Inflation

We believe that inflation, in general, did have a negative impact but did not have a material effect on our results of operations during 2025 and 2024. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest recurring/fixed expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provisions for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss (gain) on asset divestitures, pre-tax, net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, non-cash contingent liability and litigation and settlement costs, pre-tax, employee restructuring expenses, pre-tax, ATM equity program expenses, pre-tax, close-out expenses, pre-tax, start-up expenses, pre-tax, transaction related expenses, pre-tax, other non-cash revenue and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Net income	$254,306	$31,896
Add:
Income tax provision *	86,587	10,203
Interest expense, net of interest income **	159,891	268,474
Depreciation and amortization	132,039	126,220
EBITDA	632,823	436,793
Add (Subtract):
(Gain) loss on asset divestitures, pre-tax	(232,381)	2,907
Net loss attributable to noncontrolling interests	66	70
Stock based compensation, pre-tax	23,593	18,107
Non-cash contingent liability and litigation and settlement costs, pre-tax	38,224	—
Employee restructuring expenses, pre-tax	2,003	2,060
Start-up expenses, pre-tax	1,423	507
ATM equity program expenses, pre-tax	—	264
Close-out expenses, pre-tax	2,816	2,345
Transaction related expenses, pre-tax	76	3,632
Other non-cash revenue & expenses, pre-tax	(4,225)	(3,196)
Adjusted EBITDA	$464,418	$463,489

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

Any positive trends in the industry may be offset by several factors, including the impact of the federal government shutdown and any future federal government shutdown, budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 70% and 69% of our operating expenses in 2025 and 2024, respectively. Additional significant operating expenses include food, utilities and inmate medical costs. In 2025 and 2024, operating expenses totaled approximately 75% and 73% of our consolidated revenues, respectively. Our operating expenses as a percentage of revenue in 2026 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2026, we will incur carrying costs for facilities that were vacant in 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. For each of the years ended December 31, 2025 and 2024, general and administrative expenses totaled approximately 9% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2026 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

In our Secure Services segment, we are currently marketing 5,896 vacant beds with a net book value of approximately $180.9 million at six of our idle facilities to potential customers. In our Reentry Services segment, we are currently marketing 750 vacant beds with a net book value of approximately $11.6 million at two of our idle facilities to potential customers. The combined annual carrying cost of these idle facilities in 2026 is estimated to be $23.4 million, including depreciation expense of $12.0 million. With the exception of a contract yet to be activated for one of our secure facilities, we currently do not have any firm commitments or agreements in place to activate these facilities but have ongoing contact with several potential customers. Historically, some facilities have been idle for multiple years before they received a new contract award. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the eight idle facilities in our Secure Services and Reentry Services segments were to be activated using our Secure Services and Reentry Services average per diem rate in 2025 (calculated as revenue divided by the number of mandays) and based on the average occupancy rate in our facilities for 2025, we would expect to receive annual incremental revenue of approximately $240 million and an increase in annual earnings per share of approximately $0.20 to $0.25 per share based on our average operating margin.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•
any adverse impact on our financial results caused by the most recent and any future federal government shutdown;
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
•
our ability to identify and successfully complete any potential acquisitions of assets and businesses or sales of additional Company-owned assets and businesses on commercially advantageous terms on a timely basis, or at all;
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
•
a “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2025 under the Credit Agreement of $358.3 million, for every one percent increase in the interest rate applicable to the Credit Agreement, our total annual interest expense would increase by approximately $3.6 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2025 with respect to our international operations, every 10 percent change in historical currency rates would have a $8.9 million effect on our financial position and a $1.5 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit and Finance Committee was ratified by our shareholders. Their report, which is included in this Form 10-K, expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2025 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth in the Internal Control - Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (the "2013 Internal Control - Integrated Framework").

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2025, based on the 2013 Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2025, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

Fort Lauderdale, Florida

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The GEO Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of

The GEO Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-insurance reserves

As described further in Note 1 to the consolidated financial statements, the Company self-insures, up to certain policy-specified limits, certain risks related to general and workers’ compensation- liability costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. We identified self-insurance reserves (“self-insurance”) as a critical audit matter, specifically the reserves related to the Company’s estimate for unpaid losses and projected ultimate losses. The principal considerations for our determination that self-insurance reserves for unpaid losses and projected ultimate losses is a critical audit matter are that the accrual for self-insurance has higher risk of estimation uncertainty due to the loss development factors, including the frequency and severity of claims, and inherent assumptions in actuarial methods used in determining the required reserves. The estimation uncertainty and complexity of the actuarial methods utilized involved especially subjective auditor judgment and an increased extent of effort, including the need to involve an auditor-engaged actuarial specialist. Our audit procedures related to the self-insurance reserves included the following, among others:

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

Fort Lauderdale, Florida

February 25, 2026

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands, except per share data)
Revenues	$2,631,549	$2,423,702	$2,413,167
Operating Expenses (excluding depreciation and amortization)	1,968,481	1,774,479	1,744,228
Depreciation and Amortization	132,039	126,220	125,784
General and Administrative Expenses	235,939	213,028	190,766
Contingent Litigation Reserve	37,600	—	—
Operating Income	257,490	309,975	352,389
Interest and Investment Income	9,076	8,787	7,792
Interest Expense	(160,521)	(190,624)	(218,292)
Loss on Extinguishment of Debt	(8,446)	(86,637)	(8,532)
Other income	5,514	—	—
Net Gain (Loss) on Asset Divestitures/Impairment	232,381	(2,907)	4,691
Income Before Income Taxes and Equity in Earnings of Affiliates	335,494	38,594	138,048
Provision for Income Taxes	85,720	9,401	35,399
Equity in Earnings of Affiliates, net of income tax provision of $867, $802 and $868	4,532	2,703	4,534
Net Income	254,306	31,896	107,183
Loss Attributable to Noncontrolling Interests	66	70	142
Net Income Attributable to The GEO Group, Inc. Operations	$254,372	$31,966	$107,325
Weighted Average Common Shares Outstanding:
Basic	137,487	131,318	121,908
Diluted	139,723	134,064	123,698
Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Net income per share — basic	$1.85	$0.23	$0.73
Diluted:
Net income per share — diluted	$1.82	$0.22	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands)
Net Income	$254,306	$31,896	$107,183
Other comprehensive income (loss):
Change in marketable securities, net of income tax provision (benefit) of $126, $(4) and $253	$491	$(15)	$953
Foreign currency translation adjustments	5,415	(7,182)	258
Pension liability adjustment, net of income tax (benefit) provision of $(338), $385 and $(88), respectively	(1,271)	1,447	(332)
Change in fair value of derivative instrument classified as cash flow hedge, net of income tax provision (benefit) of $(289), $210 and $(161), respectively	(1,089)	792	(604)
Total other comprehensive (loss) income, net of tax	3,546	(4,958)	275
Total comprehensive income	257,852	26,938	107,458
Comprehensive loss attributable to noncontrolling interests	150	68	144
Comprehensive income attributable to The GEO Group, Inc. operations	$258,002	$27,006	$107,602

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$68,995	$76,896
Restricted cash and cash equivalents	2,998	2,785
Accounts receivable, net of credit loss reserve of $857 and $685, respectively	593,463	376,013
Prepaid expenses and other current assets	53,073	44,485
Total current assets	718,529	500,179
Restricted Cash and Investments	179,366	145,366
Property and Equipment, Net	1,884,198	1,899,690
Operating Lease Right-of-Use Assets, Net	72,294	95,327
Deferred Income Tax Assets	9,396	9,522
Goodwill	756,028	756,001
Intangible Assets, Net	117,332	126,576
Other Non-Current Assets	106,479	99,419
Total Assets	$3,843,622	$3,632,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,727	$67,464
Accrued payroll and related taxes	82,086	68,044
Accrued expenses and other current liabilities	197,530	177,768
Operating lease liabilities, current portion	17,193	25,335
Current portion of finance lease obligations and long-term debt	1,355	1,612
Total current liabilities	356,891	340,223
Deferred Income Tax Liabilities	99,689	78,198
Other Non-Current Liabilities	176,083	95,410
Operating Lease Liabilities	57,557	73,638
Long-Term Debt	1,649,268	1,711,197
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 141,182,435 and 140,181,318 issued and 136,242,983 and 140,181,318 outstanding, respectively.	1,412	1,402
Additional paid-in capital	1,319,135	1,315,256
Retained earnings	294,252	39,880
Accumulated other comprehensive loss	(17,972)	(21,602)
Treasury stock, 4,939,452 and 0 shares at cost, respectively	(91,021)	—
Total shareholders’ equity attributable to The GEO Group, Inc.	1,505,806	1,334,936
Noncontrolling interests	(1,672)	(1,522)
Total shareholders’ equity	1,504,134	1,333,414
Total Liabilities and Shareholders’ Equity	$3,843,622	$3,632,080

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$254,306	$31,896	$107,183
Net loss attributable to noncontrolling interests	66	70	142
Net income attributable to The GEO Group, Inc. operations	254,372	31,966	107,325
Adjustments to reconcile net income attributable to The GEO Group, Inc. operations to net cash provided by operating activities:
Depreciation and amortization expense	132,039	126,220	125,784
Deferred tax provision	22,089	1,537	1,476
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	6,093	8,252	12,030
Stock-based compensation	23,593	18,107	15,065
Loss on extinguishment of debt	8,446	86,637	8,532
Gain on early lease termination	(828)	—	—
Equity in earnings of affiliates, net of tax	(4,532)	(2,703)	(4,534)
(Gain) loss on sale/disposal of property and equipment	—	(250)	1,197
Realized/unrealized gain on investments	(10,687)	(6,084)	(7,151)
Net (gain) loss on asset divestitures/impairment	(232,381)	2,907	(4,691)
Dividends received from unconsolidated joint ventures	10,165	5,082	2,987
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(233,041)	(7,581)	11,672
Changes in accounts payable, accrued expenses and other liabilities	97,283	(21,854)	8,090
Net cash provided by operating activities	72,611	242,236	277,782
Cash Flow from Investing Activities:
Proceeds from sale of real estate and other assets	321,050	—	19,583
Purchases of marketable securities	(22,488)	(33,119)	—
Proceeds from sale of marketable securities	4,634	10,092	—
Capital expenditures	(197,512)	(78,691)	(73,002)
Net cash provided by (used in) investing activities	105,684	(101,718)	(53,419)
Cash Flow from Financing Activities:
Payments on long-term debt	(322,198)	(1,926,775)	(208,390)
Proceeds from long term debt	—	1,720,500	—
Proceeds from borrowings on revolver	541,000	110,000	—
Payments on revolver	(292,416)	—	—
Taxes paid related to net share settlements of equity awards	(24,430)	(9,657)	(3,443)
Debt issuance costs	—	(35,748)	(2,396)
Proceeds from the sale of treasury shares	—	—	5,750
Proceeds from stock options exercised	4,553	8,192	239
Proceeds from issuance of common stock in connection with ESPP	173	158	157
Payment for repurchases of common stock	(91,021)	—	—
Payments for call premiums	(1,320)	(35,558)	—
Net cash used in financing activities	(185,659)	(168,888)	(208,083)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	5,135	(5,633)	(256)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	(2,229)	(34,003)	16,024
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	125,864	159,867	143,843
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$123,635	$125,864	$159,867
Supplemental Disclosures
Cash paid during the year for:
Income taxes	$29,546	$15,684	$19,227
Interest	$153,951	$190,606	$198,710
Non-cash investing and financing activities:
Right-of-use asset written off due to early termination of lease	$16,021	$—	$—
Operating lease liability written off due to early termination of lease	$16,849	$—	$—
Right-of-use assets obtained from operating lease liabilities	$17,863	$21,324	$35,233
Capital expenditures in accounts payable and accrued expenses	$620	$5,708	$675

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2025, 2024 and 2023

	GEO Group Inc. Shareholders
	Common Stock				Accumulated	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 1, 2023	124,061	$1,289	$1,291,363	$(4,236)	$(16,919)	4,852	$(105,099)	$(1,310)	$1,165,088
Proceeds from stock options exercised	35	—	239	—	—	—	—	—	239
Stock based compensation expense	—	—	15,065	—	—	—	—	—	15,065
Shares withheld for net settlements of share-based awards [1]	(383)	(4)	(3,439)	—	—	—	—	—	(3,443)
Restricted stock granted	1,758	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(47)	—	—	—	—	—	—	—	—
Sale of treasury shares [2]	642	—	(4,174)	—	—	(643)	9,924	—	5,750
Issuance of common stock (ESPP)	21	—	157	—	—	—	—	—	157
Net income	—	—	—	107,325	—	—	—	(142)	107,183
Other comprehensive income	—	—	—	—	277	—	—	(2)	275
Balance, December 31, 2023	126,087	$1,303	$1,299,193	$103,089	$(16,642)	4,209	$(95,175)	$(1,454)	$1,290,314
Proceeds from stock options exercised	584	6	8,186	—	—	—	—	—	8,192
Stock based compensation expense	—	—	18,107	—	—	—	—	—	18,107
Shares withheld for net settlements of share-based awards [1]	(698)	(7)	(9,650)	—	—	—	—	—	(9,657)
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(60)	—	—	—	—	—	—	—	—
Issuance of common stock (ESPP)	12	—	158	—	—	—	—	—	158
Reissuance of treasury shares [3]	4,209	—	—	(95,175)	—	(4,209)	95,175	—	—
Issuance of common shares [3]	8,220	82	(1,696)	—	—	—	—	—	(1,614)
Other adjustments to Additional Paid-In-Capital	—	—	976	—	—	—	—	—	976
Net income	—	—	—	31,966	—	—	—	(70)	31,896
Other comprehensive income (loss)	—	—	—	—	(4,960)	—	—	2	(4,958)
Balance, December 31, 2024	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from stock options exercised	312	3	4,550	—	—	—	—	—	4,553
Stock based compensation expense	—	—	23,593	—	—	—	—	—	23,593
Shares withheld for net settlements of share-based awards [1]	(997)	(10)	(24,420)	—	—	—	—	—	(24,430)
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	—
Restricted stock canceled	(150)	(1)	1	—	—	—	—	—	—
Purchase of treasury shares [4]	(4,939)	—	—	—	—	4,939	(91,021)	—	(91,021)
Issuance of common stock (ESPP)	8	—	173	—	—	—	—	—	173
Net income	—	—	—	254,372	—	—	—	(66)	254,306
Other comprehensive income (loss)	—	—	—	—	3,630	—	—	(84)	3,546
Balance, December 31, 2025	136,242	$1,412	$1,319,135	$294,252	$(17,972)	4,939	$(91,021)	$(1,672)	$1,504,134

[1] During the years ended December 31, 2025, 2024 and 2023, the Company withheld shares through net share settlements to satisfy statutory tax withholding requirements upon vesting of shares of restricted stock held by employees.

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

[4] During the year ended December, 31 2025, the Company repurchased 4,939,452 shares of its common stock in the open market.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025, 2024 and 2023

1.
Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of secure facilities, processing centers and reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum-security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). As of December 31, 2025, GEO's worldwide operations included the ownership and/or management of approximately 75,000 beds at 95 secure and community services facilities, including idle facilities and projects under development, and also includes the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include loss contingencies, reserves for self-insured retention related to general liability and workers’ compensation insurance, projected cash flows used to evaluate asset impairment, useful lives of its property, equipment and intangible assets. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa and the United Kingdom. As of December 31, 2025 and 2024, the Company had $28.4 million in cash and cash equivalents held by its international subsidiaries.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, local and international government agencies for operating and managing secure facilities, providing community-based services, providing electronic monitoring and supervision services, providing construction and design services and providing residential and transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables and provides for estimated losses through a credit loss reserve. In evaluating the level of credit loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the credit loss reserve may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the credit loss reserve when collection efforts have been unsuccessful. As of December 31, 2025 and 2024, the Company's trade receivables that were considered to be long-term were not significant.

Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$68,995	$76,896	$93,971
Restricted cash and cash equivalents - current	2,998	2,785	—
Restricted cash and investments - non-current	179,366	145,366	135,968
Less Restricted investments - non-current	(127,724)	(99,183)	(70,072)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$123,635	$125,864	$159,867

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

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Prepaid expenses represents $48.4 million and $37.4 million of the total balance as of December 31, 2025 and 2024. Other current assets consist primarily of food and uniform inventory. Included in the balance at December 31, 2025 is approximately $7.6 million of federal, state and international tax overpayments that will be applied against tax payments in 2026. Included in the balance at December 31, 2024 is approximately $8.9 million of federal, state and international tax overpayments that were applied against tax payments in 2025.

Inventory

Inventory, which consists primarily of component parts related to electronic monitoring equipment, is stated at the lower of average cost or net realizable value and is approximately $41.0 million and $35.9 million at December 31, 2025 and 2024, respectively. Inventory is included in Other Non-Current Assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the years ended December 31, 2025, 2024 and 2023. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of company-owned secure facilities. Cost for self-constructed secure facilities includes direct materials and labor, capitalized interest and certain other indirect costs associated with construction of the facility, such as property taxes, other indirect labor and related benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction phase, which is the period during which costs are incurred to evaluate the site and continues until the facility is substantially complete and ready for occupancy. Labor costs capitalized for the years ended December 31, 2025, 2024 and 2023 were not significant. The capitalized costs of real estate projects are assigned to individual components of the project based on specific identification. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Refer to Note 5 - Property and Equipment.

Idle Facilities/Asset Impairments

The following table summarizes the Company’s idled facilities as of December 31, 2025 and their respective carrying values, excluding equipment and other assets that can be easily transferred to other facilities.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	December 31, 2025	December 31, 2025	December 31, 2025
Rivers Correctional Facility	2021	1,320	-	35,969	-	35,969
Big Spring Correctional Facility	2021	924	-	32,005	-	32,005
Flightline Correctional Facility	2021	1,452	-	39,761	-	39,761
McFarland Female Community Reentry Facility	2020	300	-	10,481	-	10,481
Cheyenne Mountain Recovery Center	2020	700	-	17,314	-	17,314
Lea County Correctional Facility	2025	1,200	—	45,412	—	45,412
Philadelphia Residential [1]	2024	-	400	-	6,032	6,032
Coleman Hall [1]	2017	-	350	-	5,531	5,531
Total		5,896	750	$180,942	$11,563	$192,505

[1] The Company had entered into a purchase and sale agreement in the second quarter of 2024 for these facilities that was less than the net carrying values. As such, the Company recorded a total impairment loss for both facilities of approximately $2.3 million during the second quarter of 2024 which is included in gain (loss) on asset divestitures/impairment in the accompanying consolidated statements of operations. The purchase and sale agreement was later terminated. There was no indication of impairment related to the Company's idle facilities during the year ended December 31, 2025 or 2023.

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

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts achieved in the past at that facility or at similar facilities and probability weighted cash flows. The Company's probability weighted cash flows include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company performs the impairment analysis on an annual basis, or more frequently as needed, for each of the idle facilities and takes into consideration updates each quarter for market developments affecting the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than the terms used in the Company's most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company's ability to house certain types of individuals at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company's idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and has determined that no current impairment exists. The Company has also received valuations from a third party on certain facilities. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases, the undiscounted cash flows in the Company’s analysis as of December 31, 2025, exceeded the carrying amounts of each facility, therefore no impairment charges were recorded.

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

On the annual measurement date of October 1, 2025, the Company's management elected to qualitatively assess the Company's goodwill for impairment for all of its reporting units. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative impairment test to identify goodwill impairment and measures the amount of goodwill impairment loss to be recognized, if any. The Company will also perform a quantitative test if it has been several years since the last one. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance and stock price, industry outlook and market competition. With respect to the qualitative assessments, management determined that, as of October 1, 2025, it was more likely than not that the fair value of its reporting units exceeded their respective carrying values. Goodwill recorded at the Company's International Services reporting unit is not significant. No impairment charges were recorded for the years ended December 31, 2025, 2024 or 2023.

Other Intangible Assets, Net

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, trade names and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the value of BI’s and Protocol Criminal Justice, Inc.'s ("Protocol") trade names represent, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represented BI’s innovation with respect to its GPS tracking, monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems which is fully amortized as of December 31, 2025 and 2024. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company also considers the impact of renewal terms when establishing useful lives. The Company currently amortizes its acquired facility management contracts over periods ranging from three to twenty-one years and its acquired technology over seven years to eight years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The qualitative factors used by GEO’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on our existing business, our financial performance and stock price, industry outlook and market competition. These reviews resulted in no significant impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Internal-Use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful lives of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. As of December 31, 2025 and 2024, included in Property and Equipment, Net is approximately $15.8 million and $18.8 million of capitalized internal-use software costs, respectively.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $7.5 million and $4.5 million, totaling $27.4 million and $34.6 million at December 31, 2025 and 2024, respectively, are included in Long-Term Debt, Non-Recourse Debt and Other Non-Current Assets in the accompanying Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties. Six of which have a five-year term through June 2030. The carrying value of these leased facilities as of December 31, 2025 is $43.8 million, net of accumulated depreciation of $27.7 million. For the additional three leased facilities, one facility has a term that expires in October 2026. The carrying value of this leased facility as of December 31, 2025 was $2.0 million, net of accumulated depreciation of $1.1 million. One facility has a term of sixty-six months with one-year renewal options which base term expires in October 2028. The carrying value of this leased facility as of December 31, 2025 was $71.0 million, net of accumulated depreciation of $40.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of December 31, 2025 was $19.4 million, net of accumulated depreciation of $19.5 million. Rental income, included in Revenues, for leased facilities for the years ended December 31, 2025, 2024 and 2023 was approximately $15.1 million, $15.0 million and $11.4 million, respectively. As of December 31, 2025, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
2026	$15,786
2027	15,934
2028	14,601
2029	7,124
2030	5,812
Thereafter	49,574
Total	$108,831

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

The Company does not consolidate its 50% owned South African joint venture interest in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company's investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $5.9 million at December 31, 2025.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, GEO UK, executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEOAmey, a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing escort and related custody services in England, Wales and Scotland. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company's investment in this entity is accounted for under the equity method of accounting. The Company's maximum exposure for loss under this contract is limited to its investment in the joint venture of approximately $7.7 million at December 31, 2025.

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

When a contract includes variable consideration, GEO determines an estimate of the variable consideration and evaluates whether the estimate needs to be constrained; therefore, GEO includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. One of GEO's international contracts, related to its Ravenhall facility (discussed further below), contains a provision where a significant portion of the revenue for the contract is based on the performance of certain targets. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria include the Company's ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements. The performance of these targets is measured quarterly and there was no significant constraint on the estimate of such variable consideration for this contract during the years ended December 31, 2025, 2024 and 2023.

GEO does not disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which GEO has the right to invoice for services performed, which is generally the case for all of GEO's contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. GEO generally does not incur incremental costs related to obtaining a contract with its customers that would meet the requirement for capitalization. There were no assets recognized from costs to obtain a contract with a customer at December 31, 2025 or 2024.

The timing of revenue recognition may differ from the timing of invoicing to customers. GEO records a receivable when services are performed which are due from its customers based on the passage of time. GEO records a contract liability if consideration is received in advance of the performance of services. Generally, GEO's customers do not provide payment in advance of the performance of services. Therefore, any contract liability is not significant at December 31, 2025 or 2024. Revenue recognized during the years ended December 31, 2025, 2024 and 2023 that was included in the opening balance of unearned revenue was not significant. There have been no significant amounts of revenue recorded in the periods presented from performance obligations either wholly or partially satisfied in prior periods.

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

The following table disaggregates GEO's revenue by major source and also provides a reconciliation with revenue information disclosed for reportable segments in Note 14 - Business Segments and Geographic Information:

	Year Ended December 31, 2025 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased: Secure Services	$1,388,316	$—	$—	$—	$1,388,316
Owned and Leased: Community-based	—	—	164,471	—	164,471
Managed Only	438,684	—	6,846	197,109	642,639
Electronic Monitoring Services and Other Reentry	—	320,919	115,204	—	436,123
Total Revenues	$1,827,000	$320,919	$286,521	$197,109	$2,631,549

	Year Ended December 31, 2024 (in thousands)
	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,207,979	$—	$—	$—	$1,207,979
Owned and Leased - Community-based	—	—	163,911	—	163,911
Managed Only	396,407	—	6,421	208,924	611,752
Electronic Monitoring Services and Other Reentry	—	332,826	107,234	—	440,060
Total Revenues	$1,604,386	$332,826	$277,566	$208,924	$2,423,702

	Year Ended December 31, 2023 (in thousands)
	U.S Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International	Total
Owned and Leased - Secure Services	$1,140,548	$—	$—	$—	$1,140,548
Owned and Leased - Community-based	—	—	166,987	—	166,987
Managed Only	377,744	—	5,093	193,894	576,731
Electronic Monitoring Services and Other Reentry	—	425,879	103,022	—	528,901
Total Revenues	$1,518,292	$425,879	$275,102	$193,894	$2,413,167

Owned and Leased - Secure Services

GEO recognizes revenue for secure housing services where GEO owns or leases the facility as services are performed. GEO provides for the safe and secure housing and care of incarcerated individuals under public-private partnerships with federal, state and local government agencies. This includes providing 24-hour care and supervision, including but not limited to, such services as medical, transportation, food service, laundry services and various programming activities. These tasks are considered to be activities to fulfill the safe and secure housing performance obligation and are considered to be individually separate promises in the contract which are aggregated into one performance obligation. Each of these activities is highly interrelated and GEO performs a significant level of integration of these activities. GEO has identified these activities as a bundle of services and determined that each day of the promised service is distinct. The services provided are part of a series of distinct services that are substantially the same and are measured using the same measure of progress (time-based output method). GEO has determined that revenue for these services are recognized over time as its customers simultaneously receive and consume the benefits as the services are performed, which is on a continual daily basis, and GEO has a right to payment for performance completed to date. Time-based output methods of revenue recognition are considered to be a faithful depiction of GEO's efforts to fulfill its obligations under its contracts and therefore reflect the transfer of services to its customers. GEO's customers generally pay for these services based on a net rate per day per individual or on a fixed monthly rate.

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

Of the insurance policies discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves, which include Florina’s reserves and GEO’s legacy reserves and administrative costs for the plans, are undiscounted and were $67.3 million and $56.9 million as of December 31, 2025 and 2024, respectively, and are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

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

The components of accumulated other comprehensive loss attributable to GEO included in the consolidated statement of shareholders' equity are as follows (in thousands):

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized gain on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	5,499	(1,089)	491	(1,271)	3,630
Balance, December 31, 2025	$(21,440)	$2,744	$476	$248	$(17,972)

	Foreign currency translation adjustments attributable to The GEO Group, Inc.	Unrealized loss on derivatives, net of tax	Change Marketable Securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2024	$(19,755)	$3,041	$—	$72	$(16,642)
Current-period other comprehensive income (loss)	(7,184)	792	(15)	1,447	(4,960)
Balance, December 31, 2024	$(26,939)	$3,833	$(15)	$1,519	$(21,602)

There were no reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2025 or 2024.

The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the years ended December 31, 2025 or 2024.

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

The fair value of stock-based option awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options awarded during years 2025, 2024 and 2023:

	2025	2024	2023
Risk free interest rates	4.02%	4.35%	4.27%
Expected term	4-5 years	4-5 years	4-5 years
Expected volatility	58%	53%	52%

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

For restricted stock share-based awards that contain a market condition, the probability of satisfying the market condition is considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of restricted stock awards granted in 2025, 2024 and 2023 with market-based performance conditions was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following average key assumptions:

	2025	2024	2023
Expected volatility	51.4%	52.0%	62.9%
Beta	1.10	0.95	0.92
Risk free interest rate	3.90%	4.30%	4.60%

Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. available to common stockholders represents net income attributable to The GEO Group, Inc. reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contained non-forfeitable rights to dividends declared and paid on the shares of common stock, were participating securities and were included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements.

Recent Accounting Pronouncements

The following accounting standard was adopted in the current period:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 focuses on the tax rate reconciliation and income taxes paid disclosure in the Provision for Income Taxes. ASU No. 2023-09 requires a public business entity (PBE) to annually disclose a tabular rate reconciliation using both percentages and currency amounts. The tabular information is to be broken out into specified categories. Information provided under the specified categories may need to be further broken out by nature and jurisdiction to the extent those items exceed a specified threshold, generally 5% of the federal tax amount. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, with further disaggregation by jurisdiction, if the amount is at least 5% of total income tax paid, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Entities may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ended December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods. Alternatively, entities may apply ASU 2023-09 retrospectively by providing the revised disclosures for all periods presented. We adopted this ASU prospectively for the period ended December 31, 2025, which impacted our disclosures with no impact to our financial condition and results of operations. Refer to Note 15 - Income Taxes of the notes to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The following accounting standards will be adopted in future periods:

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This amendment modernizes and makes targeted improvements to the accounting for software costs found under Topic 350-40, effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for the Registrants for annual and interim periods beginning after December 15, 2025. The guidance should be applied on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company expects that this ASU will impact only the Company's disclosures and not its financial condition and results of operations.

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

Preferred Stock

In April 1994, the Company’s Board authorized 30 million shares of “blank check” preferred stock. The Board is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the years ended December 31, 2025 or 2024.

Share Repurchase Program

On August 4, 2025, the Company's Board of Directors ("Board") authorized and approved a Share Repurchase Program covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. Repurchases of the Company's common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the share repurchase program may be extended, increased, decreased, suspended or terminated by the Board of Directors in its discretion at any time. Repurchases of the Company's common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, the Company's existing obligations, including its Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in the Company's sole discretion. The authorization for the share repurchase program does not obligate the Company to purchase any particular amount of the Company’s common stock. During the year ended December 31, 2025, the Company repurchased 4,939,452 shares of its common stock under the program.

On November 4, 2025, the Board authorized and approved an increase to the size of the Share Repurchase Program from $300 million to $500 million and also extended the expiration date from June 30, 2028 to December 31, 2029.

Noncontrolling Interests

The Company includes the results of operations and financial position of SACM or the “joint venture”, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the years ended December 31, 2025, 2024 and 2023.

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

The Company recognized compensation expense related to the Amended 2018 Plan for the years ended December 31, 2025, 2024 and 2023 as follows (in thousands):

	2025	2024	2023
Stock option plan expense	$1,935	$993	$631
Restricted stock expense	$21,658	$17,115	$14,433

Stock Options

A summary of the activity of the Company’s stock options is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2025	1,632	$16.64	5.59	$19,520
Granted	377	26.23
Exercised	(312)	14.59
Forfeited/Canceled	(233)	24.29
Options outstanding at December 31, 2025	1,464	$18.25	6.07	$4,254
Options vested and expected to vest at December 31, 2025	1,398	$18.15	5.95	$4,141
Options exercisable at December 31, 2025	714	$18.94	3.70	$2,029

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Intrinsic value of options exercised	$3,673	$4,804	$94
Fair value of shares vested	$1,065	$658	$519

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Amended 2018 Plan at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
0-8.75	204	5.76	$6.45	146	5.62	$6.73
8.75-18.23	555	7.25	$12.01	193	6.00	$12.70
18.23-27.35	521	6.67	$24.58	191	2.34	$21.74
27.35-34.42	184	1.16	$32.27	184	1.16	$32.27
Total	1,464	6.07	$18.25	714	3.70	$18.94

The weighted average grant date fair value of options granted during the year ended December 31, 2025, 2024 and 2023 was $13.95, $6.64 and $4.53 per share, respectively. There were 0.4 million, 0.4 million and 0.4 million options granted during the year ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the status of non-vested stock options as of December 31, 2025 and changes during the year ended December 31, 2025:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2025	318	$4.86
Granted	377	13.95
Vested	(273)	3.91
Forfeited	(233)	5.80
Options non-vested at December 31, 2025	189	$9.17

As of December 31, 2025, the Company had $5.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock

During the year ended December 31, 2025, the Company granted 1,827,298 shares of restricted stock to certain employees and executive officers. Of these awards, 137,500 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics during 2025, 2026 and 2027. The fair value of restricted stock awards, which do not contain a market-based condition, is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four-year period.

The vesting of market and performance-based restricted stock grants awarded in 2025 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") can vest at the end of a three-year performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2025 to December 31, 2027 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") can vest at the end of a three-year period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2025 to December 31, 2027. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2024, the Company granted 1,820,838 shares of restricted stock to certain employees and executive officers. Of these awards, 368,807 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2024 to December 31, 2026.

The vesting of the market and performance-based restricted stock grants awarded in 2024 are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the TSR Target Award can vest at the end of a three-year performance period if GEO meets certain TSR performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2024 to December 31, 2026; and (ii) up to 50% of the ROCE Target Award can vest at the end of a three-year performance period if GEO meets certain ROCE performance targets over a three year period from January 1, 2024 to December 31, 2026. These market and performance-based awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the market and performance-based awards is based on the target awards for both metrics.

During the year ended December 31, 2023, the Company granted approximately 1,758,455 shares of restricted stock to its executive officers and to certain senior employees. Of these awards, 422,121 are market and performance-based awards that will be forfeited if the Company does not achieve certain annual metrics over a three-year period from January 1, 2023 to December 31, 2025.

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

The metric related to ROCE is considered to be a performance condition. For share-based awards that contain a performance condition, the achievement of the targets must be probable before any share-based compensation expense is recorded. The Company reviews the likelihood of which target in the range will be achieved and if deemed probable, compensation expense is recorded at that time. If subsequent to the initial measurement there is a change in the estimate of the probability of meeting the performance condition, the effect of the change in the estimated quantity of awards expected to vest is recognized by cumulatively adjusting compensation expense. If ultimately the performance targets are not met, for any awards where vesting was previously deemed probable, previously recognized compensation expense will be reversed in the period in which vesting is no longer deemed probable. During 2025, 2024 and 2023, the Company deemed the achievement of the target award to be probable and there were no significant changes in the estimated quantity of awards expected to vest. The fair value of these awards was determined based on the closing price of the Company's common stock on the date of grant.

The following table summarizes the status of restricted stock awards as of December 31, 2025 and changes during the year ended December 31, 2025:

	Shares	Wtd. Avg. Grant Date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2025	3,714	$9.77
Granted	1,827	26.69
Vested	(2,934)	8.89
Forfeited/Canceled	(150)	15.19
Restricted stock outstanding at December 31, 2025	2,457	$15.70

As of December 31, 2025, the Company had $22.5 million of unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.38 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the years ended December 31, 2025, 2024 and 2023, 8,180, 10,923 and 20,630 shares of common stock, respectively, were issued in connection with the Plan.

4.
Earnings Per Share

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income attributable to The GEO Group, Inc. operations available to common stockholders represents net income attributable to The GEO Group, Inc. operations reduced by an allocation of earnings to participating securities. The 6.50% Exchangeable Notes due 2026, which contained non-forfeitable rights to dividends declared and paid on the shares of common stock, were participating securities and were included in the computation of earnings per share pursuant to the two-class method. Diluted EPS is calculated under the if-converted method and the two-class method for each class of shareholders using the weighted average number of shares attributable to each class. The calculation that results in the lowest diluted earnings per share amount for common stock is reported in the Company’s financial statements. The if-converted method includes the dilutive effect of potential common shares related to the 6.50% Exchangeable Notes due 2026, if any. The remaining balance of the 6.50% Exchangeable Notes due 2026 were redeemed in full in 2025. Basic and diluted earnings per share were calculated for the years ended December 31, 2025, 2024 and 2023 as follows (in thousands, except per share data):

Fiscal Year	2025	2024	2023
	(In thousands, except per share data)
Net Income	$254,306	$31,896	$107,183
Loss attributable to noncontrolling interests	66	70	142
Less: Undistributed income allocable to participating securities	—	(2,107)	(18,223)
Net income attributable to The GEO Group, Inc. operations available to common stockholders	$254,372	$29,859	$89,102
Basic earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	137,487	131,318	121,908
Per share amount-basic	$1.85	$0.23	$0.73
Diluted earnings per share attributable to The GEO Group, Inc. available to common stockholders:
Weighted average shares outstanding	137,487	131,318	121,908
Dilutive effect of equity incentive plans	2,236	2,746	1,790
Weighted average shares assuming dilution	139,723	134,064	123,698
Per share amount-diluted	$1.82	$0.22	$0.72

For the year ended December 31, 2025, 485,880 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. For the same period, 61,010 common stock equivalents from restricted shares were anti-dilutive and excluded from the computation of diluted EPS.

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

5.
Property and Equipment

Property and equipment consist of the following at fiscal year-end:

	Useful Life	2025	2024
	(Years)	(In thousands)
Land	—	$129,753	$119,056
Buildings and improvements	2 to 50	2,300,407	2,327,392
Leasehold improvements	1 to 29	276,570	280,296
Equipment	3 to 10	253,639	245,591
Furniture, fixtures and computer software	1 to 7	91,603	86,064
Facility construction in progress	—	29,147	21,544
Total		$3,081,119	$3,079,943
Less accumulated depreciation and amortization		(1,196,921)	(1,180,253)
Property and equipment, net		$1,884,198	$1,899,690

The Company amortizes its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of new construction and renovations to facilities that are owned by the Company. There was no Interest capitalized in property and equipment for the years ended December 31, 2025 and 2024.

Depreciation expense was $117.6 million, $113.2 million and $111.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

6.
Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In August 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized gain (loss) recorded in total other comprehensive income (loss), net of tax, related to these cash flow hedges was $(1.1) million, $0.8 million and $(0.6) million during the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of the swap assets as of December 31, 2025 and 2024 was $3.5 million and $4.9 million, respectively, and is recorded as a component of Other Non-Current assets within the accompanying balance sheet. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 11 - Debt for additional information.

7.
Goodwill and Other Intangible Assets, Net

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company’s goodwill balances recognized during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	January 1, 2025	Foreign currency translation	December 31, 2025
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,192	27	1,219
Total Goodwill	$756,001	$27	$756,028

	January 1, 2024	Additions	Foreign currency translation	December 31, 2024
U.S. Secure Services	$316,366	$—	$—	$316,366
Electronic Monitoring and Supervision Services	289,570		—	289,570
Reentry Services	148,873	—	—	148,873
International Services [1]	390	836	(34)	1,192
Total Goodwill	$755,199	$836	$(34)	$756,001

[1] On May 1, 2024, the Company completed an acquisition of all of the ownership shares of Correct Care Australasia Pty Ltd, an entity that performed health care services located in Australia. The purchase price was approximately AUD6.0 million, or approximately $3.9 million, based on exchange rates on the date of acquisition subject to certain adjustments. The purpose of the acquisition was to expand GEO's health care services in Australia. The net assets acquired and operations were not material to our results from operations during the year ended December 31, 2025 or 2024.

Intangible assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Weighted	December 31, 2025			December 31, 2024
	Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	17.3	$223,798	$(151,666)	$72,132	$223,790	$(142,414)	$81,376
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,998	$(151,666)	$117,332	$268,990	$(142,414)	$126,576

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

Amortization expense was $9.3 million, $9.3 million and $11.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and primarily related to the U.S. Secure Services and Reentry Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2025, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for 2026 through 2030 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
2026	$7,107
2027	6,931
2028	6,853
2029	6,853
2030	6,853
Thereafter	37,535
$72,132

8.
Financial Instruments

The following table provides a summary of the Company’s significant financial assets carried at fair value and measured on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025
	Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$4,354	$—	$4,354	$—
Marketable equity and fixed income securities	75,244	2,362	72,882	—
Interest rate swap derivatives	3,473	—	3,473	—

	Fair Value Measurements at December 31, 2024
	Carrying Value at December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$1,818	$—	$1,818	$—
Marketable equity and fixed income securities	54,392	2,069	52,323	—
Interest rate swap derivatives	4,851	—	4,851	—

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2025 and December 31, 2024 consist of interest rate swap derivative assets/liabilities held by GEO, investments in equity and fixed income mutual funds held in the Company’s captive insurance subsidiary, Florina and investments in mutual funds held in the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of December 31, 2025 and 2024 consist of money market funds held in Florina.

The interest rate swap derivative assets are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates.

9.
Fair Value of Assets and Liabilities

The Company’s Consolidated Balance Sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding estimated fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2025
	Carrying Value as of December 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,995	$68,995	$68,995	$—	$—
Restricted cash and investments	54,640	54,640	54,640	—	—
Liabilities:
Borrowings under credit agreement	$358,583	$358,583	$—	$358,583	$—
8.625% Senior Secured Notes due 2029	650,000	684,437	—	684,437	—
10.250% Senior Notes due 2031	625,000	685,375	—	685,375	—

	Estimated Fair Value Measurements at December 31, 2024
	Carrying Value as of December 31, 2024	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$76,896	$76,896	$76,896	$—	$—
Restricted cash and investments	48,968	48,968	48,968	—	—
Liabilities:
Borrowings under credit agreement	$430,823	$436,838	$—	$436,838	$—
8.625% Senior Secured Notes due 2029	650,000	687,239	—	687,239	—
10.250% Senior Notes due 2031	625,000	682,281	—	682,281	—
6.50% Exchangeable Senior Notes due 2026	100	314	—	314

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at December 31, 2025 and 2024. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of December 31, 2025 and 2024, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Unsecured Notes due 2028 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments. The Company retired its remaining 6.50% exchangeable senior notes due 2026 (the "Convertible Notes" or 6.50% Exchangeable Senior Notes") during 2025.

10.
Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2025	2024
Accrued interest	$26,502	$26,029
Accrued other compensation	29,982	22,082
Accrued insurance	74,658	65,490
Accrued property and other taxes	36,562	32,920
Accrued legal and professional fees	2,988	2,898
Construction retainage	819	373
Other	26,019	27,976
Total	$197,530	$177,768

11.
Debt

Debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Credit Agreement
Term Loan	$—	$320,823
Unamortized discount on term loan	—	(2,889)
Unamortized debt issuance costs on term loan	—	(5,049)
Revolver	358,583	110,000
Total Credit Agreement	358,583	422,885
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(9,643)	(12,039)
Total 8.625% Secured Notes due 2029	640,357	637,961
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(10,169)	(11,522)
Total 10.25% Unsecured Notes due 2031	614,831	613,478
6.50% Exchangeable Senior Notes:
Notes Due in 2026	-	100
Unamortized debt issuance costs	-	-
Total 6.50% Exchangeable Senior Notes Due in 2026	-	100
Finance Lease Obligations	29	556
Other debt	36,823	38,048
Total debt	1,650,623	1,713,028
Current portion of finance lease obligations and long-term debt	(1,355)	(1,612)
Finance Lease Obligations, long-term portion	-	(219)
Long-Term Debt	$1,649,268	$1,711,197

Senior Notes Offering and Credit Agreement

On April 18, 2024, the Company announced the closing of its private offering of $1.275 billion aggregate principal amount of senior notes, comprised of $650.0 million aggregate principal amount of 8.625% senior secured notes due 2029 (the "Secured Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2029 Indenture") and $625.0 million aggregate principal amount of 10.250% senior notes due 2031 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"), issued under the Indenture, dated as of April 18, 2024 (the "2031 Indenture" and, together with the 2029 Indenture, the "Indentures"). The Notes are guaranteed (the "Secured Note Guarantees" and the "Unsecured Note Guarantees," respectively, and collectively, (the "Guarantees") by GEO's domestic subsidiaries that are guarantors under the senior secured credit facility (the "Guarantors").

The Company also entered into a credit agreement, dated April 18, 2024 (the "Credit Agreement") to, among other things, evidence and govern a first-lien senior secured revolving credit facility and the commitments thereunder, and a first-lien senior secured term loan facility.

On July 14, 2025, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) which amended its Credit Agreement dated as of April 18, 2024. The Amendment increased the Company's Revolving Credit Facility (the “Revolver”) commitments from $310 million to $450 million and extended the Revolver’s maturity from April 15, 2029 to July 14, 2030. The Amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR reference rate for the applicable interest period plus 2.75% per annum, which is lower by 0.50% from the applicable rate prior to the Amendment. The Amendment also increases the Company's capacity to make restricted payments over the next five years and makes certain additional modifications to the Credit Agreement. Prior to the closing of the Amendment, GEO repaid $132 million of the Term Loan B outstanding under the Credit Agreement. Subsequently, as a result of an asset sale of one of the Company's owned facilities, the Company repaid the remaining balance of the Term Loans under the Credit Agreement. In connection with these transactions, the Company incurred a loss on extinguishment of debt, consisting of the write-off of deferred finance costs and the payment of call premiums, of approximately $8.4 million during the year ended December 31, 2025.

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

Ranking. The Secured Notes and the Secured Note Guarantees are GEO and the Guarantors’ respective senior, secured obligations, and the indebtedness evidenced by the Secured Notes and the Secured Note Guarantees will rank equal in right of payment to all of GEO’s and the Guarantors’ other existing and future senior obligations, including the indebtedness under the Credit Agreement and the guarantees thereof; effectively senior in right of payment to all of GEO’s and the Guarantors’ existing and future unsecured indebtedness, including the Unsecured Notes, and the guarantees thereof, to the extent of the value of the Collateral (as defined below); senior in right of payment to any of GEO’s and the Guarantors’ future subordinated indebtedness; effectively junior in right of payment to any of GEO’s and the Guarantors’ future secured indebtedness that is secured by a lien on any assets not constituting Collateral, to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other liabilities of the Subsidiaries that do not guarantee the Secured Notes and joint ventures, including trade payables.

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

Credit Agreement

GEO and GEOCH, as borrowers (collectively, the “Credit Facility Borrowers”), entered into a Credit Agreement, dated April 18, 2024 (the “Credit Agreement”) to, among other things, evidence and govern a first-lien senior secured revolving credit facility (the “Revolving Credit Facility”; and the commitments thereunder, the “Revolving Credit Facility Commitments”) and a first-lien senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). As of December 31, 2025, the aggregate principal amount of revolving credit commitments under the Revolving Credit Facility was $450 million (including a $175 million letter of credit subfacility) and the aggregate principal amount of the New Term Loan Facility was $450.0 million. On July 14, 2025, the Company amended its Credit Agreement as discussed above.

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

The Revolving Credit Facility Commitments under the Revolving Credit Facility were scheduled to terminate, and the Revolving Credit Loans were scheduled to mature, on the earliest of (i) April 15, 2029, (ii) in the event that any Term Loans remain outstanding on the date that is ninety-one days prior to the Term Loan Maturity Date (as defined below), the date that is ninety-one days prior to the Term Loan Maturity Date, (iii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any Senior Notes remains outstanding on the Senior Notes Springing Maturity Date (as defined below), it being understood that Senior Notes shall not be considered to be outstanding for purposes of this clause (iii) to the extent GEO, shall have deposited or caused to be deposited funds into a customary irrevocable escrow in an amount sufficient to pay or redeem such Senior Notes in full on the maturity date thereof (the “Maturity Reserve Condition”), where “Senior Notes” refers to each of the Secured Notes and the Unsecured Notes and any other senior notes issued by GEO or any of its subsidiaries and “Senior Notes Springing Maturity Date” means the date that is ninety-one days prior to the stated maturity date of the applicable Senior Notes. The Term Loans will mature on the earliest of (i) April 15, 2029 and (ii) in the event that an aggregate principal amount equal to or greater than $100,000,000 of any series or class of Senior Notes remains outstanding on the Senior Notes Springing Maturity Date, such Senior Notes Springing Maturity Date, unless the Maturity Reserve Condition is satisfied with respect to such Senior Notes (such earliest date, the “Term Loan Maturity Date”).

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

On November 13, 2025, the Company entered into a Second Amendment to Credit Agreement (the “Amendment”), by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the guarantors named therein, Citizens Bank, N.A., as administrative agent, and the lenders party thereto. The Amendment effectively removes the 3.00 to 1.00 total leverage ratio hurdle from one-half of the $150.0 million general carve-out to the Credit Agreement’s restricted payments negative covenant.

As of December 31, 2025, the Company had $358.6 million in borrowings under its revolver, and approximately $44.4 million in letters of credit which left approximately $47.0 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2025 was 6.19%.

Subsequent to the year ended December 31, 2025, the Company closed on an amendment to the Company’s Amended Credit Agreement to increase the Company's revolving credit facility commitments from $450 million to $550 million, effective January 20, 2026. Refer to Note 17 - Subsequent Events for further information.

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

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at December 31, 2025 is $0.4 million of deferred loan costs incurred in the transaction. Refer to Note 6 - Derivative Financial Instruments for further information.

The weighted average interest rate on outstanding borrowings under all of our outstanding debt balances as of December 31, 2025 was 8.61%

The Company was in compliance with its debt covenants at December 31, 2025.

.

Debt Repayment

Debt repayment schedules under Finance Lease Obligations, Long-Term Debt, Term Loans and the Credit Agreement are as follows:

Fiscal Year	Finance Leases	Long-Term Debt	Revolver	Total Repayment
	(In thousands)
2026	$29	$1,326	$—	$1,355
2027	—	1,383	—	1,383
2028	—	1,439	—	1,439
2029	—	651,499	—	651,499
2030	—	1,576	358,583	360,159
Thereafter	—	655,034	—	655,034
	29	1,312,257	358,583	1,670,869
Current portion	(29)	(1,326)	—	(1,355)
Non-current portion	$—	$1,310,931	$358,583	$1,669,514

Guarantees

The Company has entered into certain guarantees in connection with the performance of a facility in Australia. The obligations amounted to approximately AUD53 million, or $35 million, based on exchange rates in effect as of December 31, 2025.

At December 31, 2025, the Company also had six letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $7.6 million. The guarantees exist over the term of the respective contracts.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

12.
Leases

The Company has operating and finance leases for facilities, ground leases, office space, computers, copier equipment and transportation vehicles that have remaining lease terms of one year to seventy-six years, some of which include options to extend the lease for up to ten years.

Lease related assets and liabilities are recorded on the balance sheet as follows (in thousands):

	Classification on the Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$72,294	$95,327
Finance lease assets	Property and Equipment, Net	27	514
Total lease assets		$72,321	$95,841

Liabilities
Current
Operating	Operating lease liabilities, current portion	$17,193	$25,335
Finance [1]	Current portion of long-term debt	29	337
Noncurrent
Operating	Operating Lease Liabilities	57,557	73,638
Finance [1]	Other Non-Current Liabilities	-	219
Total lease liabilities		$74,779	$99,529

[1] Also refer to Note 11 - Debt.

Certain information related to the lease costs for finance and operating leases is presented as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$32,812	$34,359
Finance lease cost:
Amortization of right-of-use assets	488	691
Interest on lease liabilities	9	35
Total finance lease cost	497	726
Short-term lease cost	16,751	13,302
Total lease cost	$50,060	$48,387
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33,181	$35,085
Operating cash flows for finance leases	$10	$36
Financing activities for finance leases	$525	$728
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,863	$21,324
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted average remaining lease term:
Operating leases	7.2 years	5.5 years
Finance leases	0.2 years	0.9 years
Weighted average discount rate:
Operating leases	6.90%	6.60%
Finance leases	3.90%	3.90%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet as of December 31, 2025 (in thousands).

	Operating Leases	Finance Leases
2026	$23,262	$29
2027	18,920	—
2028	13,313	—
2029	9,585	—
2030	5,556	—
Thereafter	27,390	—
Total minimum lease payments	98,026	29
Less: amount of lease payment representing interest	(23,276)	—
Present value of future minimum lease payments	74,750	29
Less: current obligations under leases	(17,193)	(29)
Long-term lease obligations	$57,557	$—

13.
Benefit Plans

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Internal Revenue Code. For the years ended December 31, 2025, 2024 and 2023, the Company provided matching contributions of $9.5 million, $9.5 million and $8.5 million, respectively.

The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plans during 2025, 2024 or 2023.

The Company had a non-qualified deferred compensation agreement with its Executive Chairman. The agreement provided for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2025, the Executive Chairman had reached age 55 and was eligible to receive the payment upon retirement.

The Company and its Executive Chairman entered into on May 27, 2021, and effective July 1, 2021, an Amended and Restated Executive Retirement Agreement. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Executive Chairman ceases to provide services to the Company, the Company will pay to the Executive Chairman an amount equal to $3,600,000 which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Executive Chairman is still providing services to GEO pursuant to the Executive Chairman Employment Agreement, GEO will credit an amount equal to $1,000,000 (the "Employment Contributions Account"). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. As the Executive Chairman's retirement payment will no longer be settled with a fixed number of shares of GEO’s common stock (as was provided for under the prior retirement agreement), $3,600,000 has been reclassified from equity to other non-current liabilities in 2021. The balance of the Amended and Restated Executive Retirement Agreement was approximately $16.3 million at December 31, 2025 which is fully funded. The following table presents the balance due to the Executive Chairman at the end of the next four years under the Amended and Restated Executive Retirement Agreement provided that the Executive Chairman is still providing services to the Company under his Employment Agreement, as amended which is effective through April 2, 2029:

Period End	Retirement Obligation
(In thousands)
12/31/2026	$20,856
12/31/2027	$26,351
12/31/2028	$33,029
12/31/2029	$36,415

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

	December 31, 2025	December 31, 2024
Accumulated Benefit Obligation, End of Year	$26,248	$24,007

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$27,027	$27,790
Service Cost	532	653
Interest Cost	1,504	1,365
Actuarial Loss (Gain)	1,360	(1,772)
Benefits Paid	(1,382)	(1,009)
Projected Benefit Obligation, End of Year	$29,041	$27,027
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	1,382	1,009
Benefits Paid	(1,382)	(1,009)
Plan Assets at Fair Value, End of Year	$—	$—
Unfunded Status of the Plan	$(29,041)	$(27,027)
Amounts Recognized in Accumulated Other Comprehensive Income
Net Loss	(312)	(1,921)
Total Pension Cost	$(312)	$(1,921)

	2025	2024
Components of Net Periodic Benefit Cost
Service Cost	$532	$653
Interest Cost	1,504	1,365
Amortization of:
Net Loss	(249)	59
Net Periodic Pension Cost	$1,787	$2,077
Weighted Average Assumptions for Expense
Discount Rate	5.55%	5.70%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.45%	4.44%

The long-term portion of the pension liability related to the defined benefit plan as of December 31, 2025 and 2024 was $28.4 million and $26.2 million, respectively, and is included in Other Non-Current liabilities in the accompanying consolidated balance sheets.

The amount included in accumulated other comprehensive income as of December 31, 2025 that has not yet been recognized as a component of net periodic benefit cost is $0.3 million. There was no amount included in other accumulated comprehensive income as of December 31, 2025 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2026.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2026	$1,516
2027	1,733
2028	1,901
2029	2,116
2030	2,093
Thereafter	19,682
$29,041

The Company also maintains The GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. The Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying Consolidated Balance Sheets. A portion of the funds are invested in company owned life insurance policies which are recorded at their cash surrender values. The change in cash surrender value of the life insurance policies is recorded in operating expenses in the accompanying consolidated income statements. The remaining funds are invested in mutual funds. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. The rabbi trust had a balance of approximately $54.8 million at December 31, 2025. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The long-term portion of the liability for this plan at December 31, 2025 and 2024 was approximately $47.6 million and $41.8 million, respectively, and is included in Other Non-Current Liabilities in the accompanying Consolidated Balance Sheets. The current portion of this liability was $3.7 million and $2.7 million as of December 31, 2025 and 2024, respectively.

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

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the years ended December 31, 2025, 2024 and 2023, respectively.

Fiscal Year 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,827,000	$320,919	$286,521	$197,109	$2,631,549
Less:
Labor and Related Taxes [1]	1,050,275	96,234	128,684	108,013	1,383,206
Medical Services and Supplies [1]	60,261	—	—	—	60,261
Other Segment Items [2]	387,909	99,699	96,844	72,601	657,053
Operating Income from Segments	$328,555	$124,986	$60,993	$16,495	$531,029
Unallocated amounts:
General and administrative expense					(235,939)
Contingent litigation reserve					(37,600)
Net interest expense					(151,445)
Loss on extinguishment of debt					(8,446)
Other income					5,514
Gain on asset divestitures					232,381
Income before income taxes and equity in earnings of affiliates					$335,494

Capital Expenditures	$148,877	$36,211	$8,856	$3,568	$197,512
Depreciation and amortization	$90,823	$25,411	$13,405	$2,400	$132,039

Fiscal Year 2024	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,604,386	$332,826	$277,566	$208,924	$2,423,702
Less:
Labor and Related Taxes [1]	885,863	91,262	126,610	122,039	1,225,774
Medical Services and Supplies [1]	63,585	—	—	—	63,585
Other Segment Items [2]	352,021	94,209	92,659	72,451	611,340
Operating Income from Segments	$302,917	$147,355	$58,297	$14,434	$523,003
Unallocated amounts:
General and administrative expense					(213,028)
Net interest expense					(181,837)
Loss on extinguishment of debt					(86,637)
Net gain on asset divestitures/impairment					(2,907)
Income before income taxes and equity in earnings of affiliates					$38,594

Capital Expenditures	$46,837	$24,190	$6,206	$1,458	$78,691
Depreciation and amortization	$85,685	$24,523	$13,619	$2,393	$126,220

Fiscal Year 2023	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,518,292	$425,879	$275,102	$193,894	$2,413,167
Less:
Labor and Related Taxes [1]	824,893	96,510	125,626	104,028	1,151,057
Medical Services and Supplies [1]	71,483	—	—	—	71,483
Other Segment Items [2]	351,927	116,466	100,741	78,338	647,472
Operating Income from Segments	$269,989	$212,903	$48,735	$11,528	$543,155
Unallocated amounts:
General and administrative expense					(190,766)
Net interest expense					(210,500)
Loss on extinguishment of debt					(8,532)
Net gain on asset divestitures/impairment					4,691
Income before income taxes and equity in earnings of affiliates					$138,048

Capital Expenditures	$48,270	$17,434	$4,403	$2,895	$73,002
Depreciation and amortization	$78,917	$28,053	$16,588	$2,226	$125,784

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

Segment Assets

	2025	2024
	(In thousands)
Segment assets:
U.S. Secure Services	$2,547,537	$2,356,105
Electronic Monitoring and Supervision Services	519,274	504,782
Reentry Services	439,656	465,014
International Services	76,400	71,610
Total segment assets	$3,582,867	$3,397,511

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2025 and 2024, respectively.

	2025	2024
	(In thousands)
Reportable segment assets	$3,582,867	$3,397,511
Cash	68,995	76,896
Deferred income tax assets	9,396	9,522
Restricted cash and investments, current and non-current	182,364	148,151
Total assets	$3,843,622	$3,632,080

Geographic Information

During each of the years ended December 31, 2025, 2024 and 2023, the Company’s international operations were conducted through the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons and the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

Fiscal Year	2025	2024	2023
	(In thousands)
Revenues:
U.S. operations	$2,434,440	$2,214,778	$2,219,400
Australia operations	177,030	190,872	177,653
South African operations	20,079	18,052	16,114
Total revenues	$2,631,549	$2,423,702	$2,413,167
Property and Equipment, net:
U.S. operations	$1,874,746	$1,890,662	$1,933,460
Australia operations	9,372	8,944	10,700
South African operations	80	84	118
Total Property and Equipment, net	$1,884,198	$1,899,690	$1,944,278

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

Fiscal Year	2025	2024
	(In thousands)
Revenues:
Secure Services [1]	$2,024,109	$1,813,310
Electronic Monitoring and Supervision Services	320,919	332,826
Reentry Services	286,521	277,566
Total revenues	$2,631,549	$2,423,702

[1] Includes international secured services

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2025, 2024 and 2023 includes the operating results of the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying Consolidated Balance Sheets.

The Company has recorded $1.9 million, $0.3 million and $1.7 million in earnings, net of tax impact, for SACS operations during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company’s investment in SACS was $5.9 million and $7.2 million, respectively. The investment is included in other non-current assets in the accompanying Consolidated Balance Sheets. The Company received dividend distributions of $4.2 million, $1.9 million and $2.2 million, in 2025, 2024 and 2023, respectively, from this unconsolidated joint venture.

The Company has recorded $2.6 million, $2.4 million and $2.9 million in earnings, net of tax impact, for GEOAmey’s operations during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company’s investment in GEOAmey was $7.7 million and $10.3 million, respectively, and represents its share of cumulative reported earnings. The Company received dividend distributions of $5.9 million, $3.2 million and $0.8 million in 2025, 2024 and 2023, respectively, from this unconsolidated joint venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years:

Customer	2025	2024	2023
Various agencies of the U.S. Federal Government:	67%	62%	63%

Concentration of credit risk related to the major customer above for accounts receivable is as follows:

Customer	2025	2024
Various agencies of the U.S. Federal Government:	78%	64%

The concentrations above relate primarily to the Company's U.S. Secure Services and its Electronic Monitoring Supervision segments.

In addition, the ISAP contract accounted for 10% and 14% of the Company's consolidated revenues for the years ended December 31,

2024 and 2023, respectively. For the year ended December 31, 2025, the ISAP contract accounted for less than 10% of the Company's consolidated revenues.

15.
Income Taxes

The United States and foreign components of income before income taxes and equity in earnings in affiliates are as follows:

	2025	2024	2023
	(In thousands)
Income before income taxes and equity in earnings in affiliates
United States	$317,699	$22,723	$125,495
Foreign	17,795	15,871	12,553
Income before income taxes and equity in earnings in affiliates	$335,494	$38,594	$138,048

The provision for income taxes consists of the following components:

	2025	2024	2023
	(In thousands)
Federal income taxes (benefit):
Current	$43,310	$(2,253)	$23,107
Deferred	17,019	3,913	1,256
	60,329	1,660	24,363
State income taxes (benefit):
Current	14,619	3,952	6,139
Deferred	4,943	(1,406)	766
	19,562	2,546	6,905
Foreign income taxes (benefit):
Current	5,702	6,165	4,677
Deferred	127	(970)	(546)
	5,829	5,195	4,131
Total U.S. and foreign provision for income taxes	$85,720	$9,401	$35,399

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	2025
	(In thousands)	Percent
Tax at U.S. Statutory Rate	$70,453	21.0%
State and local income taxes, net of federal income tax effect(1)	15,557	4.6%
Foreign tax effects	2,121	0.6%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws	321	0.1%
Tax credits	(1,771)	-0.5%
Changes in valuation allowances	—	0.0%
Nontaxable or nondeductible items	(527)	-0.2%
Changes in unrecognized tax benefits	(154)	0.0%
Other, net	(280)	0.0%
Total provision (benefit) for income taxes	$85,720	25.6%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida and Texas.

The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to a $2.1 million tax expense related to foreign tax effects, a $1.8 million tax benefit related to U.S. tax credits, and State income taxes, net of federal tax benefits of $15.6 million.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
	(In thousands)
Provisions using statutory federal income tax rate	$8,105	$28,990
State income taxes, net of federal tax benefit	2,291	8,221
Change in valuation allowance	(24)	(3,292)
Federal tax credits	(1,507)	(1,733)
Effect of tax rate differential in foreign jurisdictions	1,412	1,137
Tax impact of vested equity compensation	192	2,879
Asset divestiture	(921)	(1,529)
Interest deduction on equity issued (convertible debt)	(3,503)	—
Political contributions	1,090	629
Change in cash surrender value - COLI	(1,300)	(1,158)
Disallowed executive compensation - non-equity	1,174	1,444
Other, net	2,392	(189)
Total provision for income taxes	$9,401	$35,399

The Company's 2024 effective tax rate differed from the U.S. statutory rate of 21% primarily due to the net tax benefit of $3.5 million ($42.5 million tax benefit of the tax deduction less $39.0 million tax expense of the related uncertain tax position) related to the $174.4 million tax deduction for GEO shares issued to holders of our 6.50% Exchangeable Senior Notes due 2026 that participated in private exchange transactions during 2024 as reflected in shareholders' equity, the tax benefit from the release of a valuation allowance of $3.3 million on certain state net operating losses used in 2023, and lower taxes on asset divestitures in 2024 and 2023 of $0.9 million and $1.5 million, respectively. Additionally, taxes differed due to state income taxes and foreign income taxes in excess of the US statutory rate in the presented periods. State income taxes, net of federal tax benefits of $2.3 million and $8.2 million were incurred in 2024, and 2023, respectively.

The following table presents the breakdown between non-current net deferred tax liabilities as classified on the balance sheets as of December 31, 2025 and 2024:

	2025	2024
	(In thousands)
Deferred tax assets - non-current	$9,396	$9,522
Deferred tax liabilities - non-current	(99,689)	(78,198)
Total net deferred tax liabilities	$(90,293)	$(68,676)

The significant components of the Company's deferred tax assets and liabilities consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:	(In thousands)
Net operating losses	$22,185	$18,750
Accrued liabilities and reserves	14,127	12,907
Deferred compensation	20,335	17,974
Accrued compensation	8,238	8,595
Deferred revenue	990	1,071
Tax credits	2,275	2,264
Equity awards	2,629	3,797
Operating lease liability	18,984	24,809
Other, net	3,044	5,579
Valuation allowance	(22,974)	(19,331)
Total deferred tax assets	$69,833	$76,415
Deferred tax liabilities:
Depreciation	$(91,879)	$(79,352)
Intangible assets	(49,885)	(41,838)
Other, net	(18)	(17)
Lease right-of-use assets	(18,344)	(23,884)
Total deferred tax liabilities	$(160,126)	$(145,091)

Total net deferred tax liabilities	$(90,293)	$(68,676)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At year end 2025 and 2024, the Company has a valuation allowance of $23.0 million and $19.3 million, respectively related to deferred tax assets for foreign net operating losses and foreign tax credits, state net operating losses and state tax credits. The valuation allowance increased by $3.6 million during the year ended December 31, 2025 related to certain deferred tax assets that were determined to not be more likely than not to be realized.

At December 31, 2025, the Company had no Federal net operating loss carryforwards and $323.0 million of combined net operating loss carryforwards in various states which will begin to expire in 2027. The Company has recorded a partial valuation allowance against the deferred tax assets related to certain state operating losses. Related to the 2024 6.50% Exchangeable Senior Notes exchange transaction, the Company has an uncertain tax position of $32.8 million offsetting the above state net operating losses.

Also, as of the year ended December 31, 2025, the Company had $22.1 million of foreign net operating losses and $0.2 million foreign capital losses which carry forward indefinitely and $0.2 million of state tax credits which will begin to expire in 2027. The Company has recorded a partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and the majority of which is deductible by the Company for federal and state income tax purposes. In the case of non-qualified stock options, the compensation income results from increases in the fair market value of the Company's common stock subsequent to the date of grant. At December 31, 2025, the deferred tax asset related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $2.6 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
	(In thousands)
Balance at Beginning of Period	$42,603	$1,538	$1,520
Additions based on tax positions related to the current year	—	40,707	—
Additions for tax positions of prior years	13	459	75
Reductions as a result of a lapse of applicable statutes of limitations	(184)	(101)	(57)
Balance at End of Period	$42,432	$42,603	$1,538

All tax figures in the above reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $38.4 million of uncertain tax benefits as of December 31, 2025 which is inclusive of the federal tax benefit on state income taxes. This accrual includes $36.7 million related to the tax deduction on shares provided related to the 6.50% Exchangeable Senior Notes exchange transactions. Included in the balance of uncertain tax positions as of December 31, 2025 are $40.7 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to tax examination of its 2021 U.S. federal return. Additionally, with few exceptions, it is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

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

During the year ended December 31, 2025, the Company recognized a net increase in interest of $0.5 million related to the unrecognized tax benefits noted in the table above. There was no potential penalty recorded during the years ended December 31, 2025,2024 or 2023.

The Company had approximately $1.0 million, $0.5 million and $0.4 million accrued for interest and penalties as of December 31, 2025, 2024 and 2023, respectively. The Company classifies interest and penalties as interest expense and operating expense, respectively.

The following table presents the income taxes paid by jurisdiction for the year ended December 31, 2025:

2025
Income Taxes Paid (Net of Refunds Received)	(In thousands)
Federal	$16,887
State and local
California	3,210
Texas	1,933
All other state	2,166
Foreign
Australia	4,292
All other foreign	1,058
Total cash taxes paid	$29,546

16.
Commitments, Contingencies and Other Matters

Collective Bargaining Agreements

The Company had approximately 54% of its workforce covered by collective bargaining agreements at December 31, 2025. Collective bargaining agreements with 9% of employees are set to expire in less than one year.

Contract Developments

On December 22, 2025, the Company announced that its wholly-owned subsidiary, BI Incorporated (“BI”), has been awarded a contract by U.S. Immigration and Customs Enforcement (“ICE”) for the provision of skip tracing services. Skip tracing services entail enhanced location research with identifiable information, commercial data verification, and physical observation to verify current address information and investigate alternative address information for individuals on the federal government’s non-detained docket. The new contract has a term of two years, with an initial term of one year, effective December 16, 2025, and an additional one-year period.

On September 30, 2025, the Company announced that it entered into a two-year contract with ICE for the continued provision of electronic monitoring, case management and supervision services under the Intensive Supervision and Appearance Program ("ISAP"). The contract has an initial term of one-year, effective October 1, 2025, with an additional one-year option period.

On September 16, 2025, the Company announced that the Florida Department of Corrections has issued Notices of Intent to Award three managed-only contracts to GEO for the assumption of management and support services at the 985-bed Bay Correctional and Rehabilitation Facility and the 1,884-bed Graceville Correctional and Rehabilitation Facility and for the continuation of management and support services at the 985-bed Moore Haven Correctional and Rehabilitation Facility. The three contracts are expected to have an initial term of three years, effective July 1, 2026, with unlimited two-year renewal option periods

On August 28, 2025, the Company entered into an agreement with another contractor to form an entity to provide management services for the State of Florida at the state-owned 1,310-bed North Florida Detention Facility in Baker County, Florida.

On June 16, 2025, the Company announced that its wholly-owned subsidiary, GEO Transport, Inc. has entered into a new five-year contract, inclusive of option periods, with the U.S. Marshals Service for the provision of secure transportation and contract detention officer services across three service regions covering 26 federal judicial districts and spanning 14 states.

On June 10, 2025, the Company announced that the U.S. District Court, Central District of California has approved a settlement in the case of Roman v. Wolf, which allows for immediate full intake at its company-owned, 1,940-bed Adelanto ICE Processing Center in California (the "Adelanto Center"). The court had previously issued several injunction orders, including an intake prohibition order issued more than four years ago, limiting the use of the Adelanto Center based on then-prevailing COVID-19 conditions. ICE and GEO entered into a 15-year contract on December 19, 2019, for the provision of secure residential housing and support services at the Adelanto Center, consisting of a five-year base period followed by two five-year option periods. The current contract option period is effective through December 19, 2029.

On June 9, 2025, the Company announced that it has entered into a contract modification with ICE, effective June 6, 2025, to activate a federal immigration processing center at its company-owned, 1,868-bed, D. Ray James Facility in Folkston, Georgia under the existing intergovernmental service agreement involving the company-owned, 1,118-bed Folkston ICE Processing Center. The Company's support services will include the exclusive use of this federal facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

On April 21, 2025, the Company received a notice of termination from the New Mexico Corrections Department for the contract for its company-owned 1200-bed Lea County Correctional Facility effective June 30, 2025.

On March 20, 2025, the Company announced that it has entered into a contract with ICE for the immediate activation of a federal immigration processing center at its company-owned, 1-800 bed North Lake Facility, in Baldwin Michigan. The contract has a full term expiration of July 20, 2027.

On March 10, 2025, the Company announced that ICE has entered into a contract modification of the current intergovernmental service agreement (“IGSA”) for its company-owned, 1,328-bed Karnes ICE Processing Center (the "Karnes Center") in Karnes City, Texas to transition the Karnes Center from housing adult males only to housing mixed populations. Subsequently, ICE decided to continue to house single adults at the Karnes ICE Center based on an assessment of the agency’s current needs. GEO provides support services for ICE at the Karnes Center under an IGSA between Karnes County and ICE, that is effective through August 2029. GEO’s support services include the exclusive use of the Karnes Center by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

On February 27, 2025, the Company announced that it has been awarded a 15-year, fixed-price contract by ICE to provide support services for the establishment of a federal immigration processing center at the company-owned, 1,000-bed Delaney Hall Facility in Newark, New Jersey. GEO's support services include the exclusive use of the Delaney Hall Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and legal counsel.

Asset Sale

On June 3, 2025, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) with CPT Operating Partnership L.P. (together with GEO, the “Seller”) and the State of Oklahoma (the “Purchaser”) pursuant to which, subject to the terms of the Sale Agreement, the Seller agreed to sell the 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma (the “Lawton Facility”) to the Purchaser for a sale price of $312 million. The sale resulted in a gain of approximately $228 million. The Sale Agreement also contained certain customary representations, warranties and covenants that the parties made to each other. The sale of the Lawton Facility closed on July 25, 2025 and the Company transitioned facility operations to the Oklahoma Department of Corrections simultaneously on July 25, 2025. The Company used the net proceeds from the sale, along with cash on hand and available liquidity, to purchase the Western Region Detention Facility, and pay off senior secured debt, including approximately $300 million in floating rate debt.

Asset Purchase

On July 1, 2025, the Company announced that it has entered into a purchase agreement to acquire the 770-bed Western Region Detention Facility located in San Diego, California for approximately $60 million. The Company previously leased the Western Region Detention Facility for approximately $5.1 million annually under a lease agreement that was scheduled to expire on March 31, 2029. The Company has a contract with the U.S. Marshals Service for the exclusive use of the Western Region Detention Facility. The purchase of the Western Region Detention Facility closed on July 31, 2025 and was funded as a like kind real estate property exchange with proceeds from the sale of the Lawton Correctional Facility, which closed on July 25, 2025 as discussed above, resulting in an estimated capital gains cash tax savings of approximately $9.3 million.

Commitments

As of December 31, 2025, the Company had contractually required commitments for a number of projects using existing Company financing facilities. The Company’s management estimates that these existing contractually required capital projects will cost approximately $90.5 million, of which $58.5 million was spent through 2025. The Company estimates the remaining capital requirements related to these contractually required capital projects to be approximately $32.0 million. These projects are expected to be completed through 2026.

In addition to these current estimated capital requirements, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted

GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process.

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

On August 13, 2025, the Ninth Circuit issued an order denying GEO’s Petition for Rehearing En Banc. That order included six dissenting opinions. On September 2, 2025, the Ninth Circuit granted GEO’s motion to stay the issuance of the Court’s mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court.

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

In California, a class action lawsuit was filed on December 19, 2017, by immigration detainees against the Company in the U.S. District Court, Eastern Division of the Central District of California. The California lawsuit alleges violations of the state’s minimum wage laws, violations of the TVPA and California's equivalent state statute, unjust enrichment, unfair competition and retaliation. The California court has certified a class of individuals who have been civilly detained at the Company's Adelanto Facility from December 19, 2014, until the date of final judgment. On March 31, 2022, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits, which is stayed pending resolution of GEO’s Petition in Nwauzor v. GEO Group for Writ of Certiorari to the United States Supreme Court.

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act, and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in the State of Washington lawsuits and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on the State of Washington lawsuits. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay until the Ninth Circuit rules on GEO’s Petition for Rehearing En Banc, which is stayed pending resolution of GEO’s Petition in Nwauzor v. GEO Group for Writ of Certiorari to the United States Supreme Court.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States.

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

Accruals for Legal Proceedings

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one or more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses those items as incurred.

17.
Subsequent Events

Chief Executive Officer Developments

On February 6, 2026, J. David Donahue, the Company’s Chief Executive Officer, provided notice to The GEO Group, Inc. (“GEO” or the “Company”) of his retirement effective February 28, 2026 (the “Separation Date”).

Mr. Donahue and GEO entered into a Separation Agreement and General Release on February 9, 2026 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Donahue will be entitled to receive the following in addition to accrued wages: (i) the payment of $104,167 per month commencing on March 1, 2026 and continuing through February 28, 2028 in accordance with the terms of the Consultant Agreement described below; (ii) be entitled to the payment of health insurance premiums for himself and any covered dependents under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a period ending on the earlier of eighteen (18) months following the Separation Date (or up to twenty-four months if entitled to an extension) or the date he is no longer entitled to receive COBRA continuation coverage; and (iii) the outstanding unvested stock options and restricted stock previously granted to Mr. Donahue will continue to vest in accordance with the applicable performance-based vesting metrics under the Company’s long-term equity incentive plan. The Separation Agreement also contains mutual release, cooperation and non-disparagement provisions.

Mr. Donahue and GEO also entered into a Consultant Agreement (the “Consultant Agreement”), effective as of March 1, 2026, for a term continuing through February 28, 2028 (the “Consulting Period”). Pursuant to the terms of the Consultant Agreement, Mr. Donahue will provide consulting services to GEO with respect to secure services business opportunities in the United States and overseas, including business development services and contract administration assistance for existing contracts. In consideration for such services, Mr. Donahue will receive, as previously disclosed in the Separation Agreement, the consulting fee of $104,167 per month during the Consulting Period, payable upon submission of a monthly billing statement, and will be reimbursed for reasonable and necessary documented travel and business expenses incurred in connection with the performance of services, subject to prior approval requirements. The Consultant Agreement also contains provisions related to confidentiality and conflicts of interest.

On February 9, 2026, George C. Zoley, GEO’s founder and Executive Chairman, was appointed Chief Executive Officer effective March 1, 2026 (the “Effective Date”).

In connection with his appointment, Dr. Zoley and the Company entered into the Second Amendment to Executive Employment Agreement (the “Employment Agreement”) on February 9, 2026 to reflect Dr. Zoley’s new title as Chairman and Chief Executive Officer and amend the compensation terms discussed below beginning on the Effective Date. The term of the Employment Agreement remains the same and ends on April 2, 2029 as may be extended by mutual agreement of the parties on an annual basis subject to the termination provisions in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Dr. Zoley will serve as Chief Executive Officer and report directly to the Board of Directors.

Under the terms of the Employment Agreement, Dr. Zoley will be paid an annual base salary of $1,200,000, subject to the review and potential increase in the sole discretion of the Compensation Committee. Dr. Zoley will also be entitled to receive a target annual performance award of 200% of Dr. Zoley’s base salary and be entitled to receive an annual equity incentive award of restricted stock with a grant date fair value equal to at least 300% of Dr. Zoley’s base salary that shall vest in accordance with the terms of the Company’s equity compensation plan. In addition, Dr. Zoley is entitled to the compensation and benefits provided under the Amended and Restated Executive Retirement Agreement, between Dr. Zoley and GEO, dated May 27, 2021. All other terms and conditions of Dr. Zoley’s Employment Agreement with GEO shall remain unchanged and in full force and effect in accordance with the Executive Chairman Employment Agreement, dated May 27, 2021, as amended by the Amendment to Executive Chairman Employment Agreement, dated July 7, 2025.

Credit Agreement

On January 20, 2026, the Company entered into a Third Amendment to Credit Agreement (the “Amendment”), by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the other loan parties named therein, Citizens Bank, N.A., as administrative agent, and the lenders party thereto. The Amendment increased the revolving credit facility commitments from $450 million to $550 million. The Amendment decreased the Incremental Amount (as defined in the Amendment) from $250 million to $150 million that the Company may request in the future in additional term loans, incremental equivalent debt or an increase to the revolving credit facility commitments, subject to the satisfaction of the applicable conditions in the Amendment and the credit agreement.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control Over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2025.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Scott M. Kernan, a member of our Board of Directors, entered into a 10b5-1 trading plan on November 13, 2025, as amended on November 24, 2025 to make a correction to the applicable cooling off period (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 6,633 shares of GEO common stock and will be in effect until the earlier of (i) April 30, 2026 and (ii) the date on which all of the shares have been sold. The Trading Plan was originally entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and GEO’s policies regarding transactions in GEO securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to all of our directors, officers, employees, agents and representatives, including our consultants. The code strives to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full, fair, accurate, timely and transparent disclosure, compliance with the applicable government and self-regulatory organization laws, rules and regulations, prompt internal reporting of violations of the code, and accountability for compliance with the code. In addition, we have adopted a code of ethics for the CEO, our senior financial officers and all other employees. The codes can be found on our website at http://www.geogroup.com by clicking on the link “About Us” on our homepage and then clicking on the link “Corporate Governance.” In addition, the codes are available in print to any shareholder who request them by contacting our Vice President of Corporate Relations at 561-999-7306. In the event that we amend or waive any of the provisions of the code of business conduct and ethics and the code of ethics for the CEO, our senior financial officers and employees that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website. The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

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

ITEM 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts — Page 142

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

4.1

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC as trustee and collateral agent, relating to the 8.625% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on April 24, 2024).**.

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex41.htm

4.2	Form of Secured Note (included in Exhibit 4.3).	https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex41.htm

4.3

Indenture, dated as of April 18, 2024, by and among The GEO Group, Inc., the Initial Guarantors and Ankura Trust Company, LLC, as trustee, relating to the 10.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 24, 2024).**

https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex43.htm

4.4	Form of Unsecured Note (included in Exhibit 4.5).	https://www.sec.gov/Archives/edgar/data/923796/000119312524110253/d764760dex43.htm

4.5	Description of Registrant's Securities (incorporated by reference to exhibit 4.14 to the Company's Annual Report on Form 10-K filed on February 27, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000095017023004713/geo-ex4_14.htm
4.6	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex41.htm

4.7	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3ASR, filed on October 30, 2023).	https://www.sec.gov/Archives/edgar/data/923796/000119312523266272/d531971dex42.htm

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

10.5	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1036.htm

Exhibit 10.36 to the Company’s Quarterly Report on Form 10-K, filed on March 1, 2012) †

10.6	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed on March 1, 2012) †	https://www.sec.gov/Archives/edgar/data/923796/000119312512090269/d259590dex1037.htm

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

10.13	Executive Chairman Employment Agreement, dated as	https://www.sec.gov/Archives/edgar/data/0000923796/000119312521177770/d318382dex102.htm

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

10.16

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

10.17

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

10.18

Executive Employment Agreement, effective as of July 8, 2024, between The GEO Group, Inc. and Mark J. Suchinski (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2024). †

https://www.sec.gov/Archives/edgar/data/923796/000119312524158342/d800341dex101.htm

10.19

Amendment to Executive Chairman Employment Agreement, dated as of July 7, 2025, between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2025). †

https://www.sec.gov/Archives/edgar/data/923796/000119312525137828/d936802dex101.htm

10.20

Separation Agreement and General Release, entered into on December 13, 2024, between The GEO Group, Inc. and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2024). †

https://www.sec.gov/Archives/edgar/data/923796/000119312524279667/d847086dex101.htm

10.21

Separation and General Release Agreement, entered into on December 3, 2024, between The GEO Group, Inc. and James H. Black. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed on February 28, 2025). †

https://www.sec.gov/Archives/edgar/data/923796/000095017025029972/geo-ex10_23.htm

10.22

Consultant Agreement, effective January 1, 2025, between The GEO Group, Inc. and James H. Black (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed on February 28, 2025). †

https://www.sec.gov/Archives/edgar/data/923796/000095017025029972/geo-ex10_24.htm

10.23

First Amendment to Credit Agreement, dated as of July 14, 2025, among The GEO Group, Inc. and GEO Corrections Holdings, Inc. as borrowers, Citizens Bank, N.A. as Administrative Agent, the other loan parties thereto and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the

https://www.sec.gov/Archives/edgar/data/923796/000119312525160544/d95178dex101.htm

Company's Current Report on Form 8-K, filed on July 17, 2025).

10.24

Second Amendment to Credit Agreement, dated as of November 13, 2025, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, Citizens Bank, N.A. as Administrative Agent, the other loan parties thereto and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 18, 2025).**

https://www.sec.gov/Archives/edgar/data/923796/000119312525285288/d17936dex101.htm

10.25

Third Amendment to Credit Agreement, dated as of January 20, 2026, among The GEO Group, Inc. and GEO Corrections Holdings, Inc., as borrowers, Citizens Bank, N.A. as Administrative Agent, the other loan parties thereto and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 26, 2026).

https://www.sec.gov/Archives/edgar/data/923796/000119312526022602/d85667dex101.htm

10.26

Separation Agreement and General Release, entered into on February 9, 2026, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2026). †

https://www.sec.gov/Archives/edgar/data/923796/000119312526048953/d91287dex101.htm

10.27

Consultant Agreement and General Release, entered into on February 9, 2026, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2026).

https://www.sec.gov/Archives/edgar/data/923796/000119312526048953/d91287dex102.htm

10.28	Second Amendment to Executive Employment Agreement, entered into on February 9, 2026, between The GEO Group, Inc. and George	https://www.sec.gov/Archives/edgar/data/923796/000119312526048953/d91287dex103.htm

C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2026). †

10.29

Purchase and Sale Agreement, dated as of June 3, 2025, by and between The GEO Group, Inc., CPT Operating Partnership L.P. and the State of Oklahoma (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 9, 2025). **

https://www.sec.gov/Archives/edgar/data/923796/000119312525137828/d936802dex101.htm

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2025).	https://www.sec.gov/Archives/edgar/data/923796/000095017025065689/geo-ex19_1.htm

21.1	Subsidiaries of the Company*

22.1	List of Guarantor Subsidiaries *

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	The GEO Group, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 29, 2024). †	https://www.sec.gov/Archives/edgar/data/923796/000095017024023181/geo-ex97_1.htm

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *

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

THE GEO GROUP, INC.

/s/ Mark J. Suchinski
Mark J. Suchinski
Senior Vice President and Chief Financial Officer

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley	Executive Chairman	February 25, 2026
George C. Zoley
/s/ J. David Donahue	Chief Executive Officer (principal executive officer)	February 25, 2026
J. David Donahue

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial Officer	February 25, 2026
Mark J. Suchinski	(principal financial officer)

/s/ Ronald A. Brack	Executive Vice President, Chief Accounting Officer	February 25, 2026
Ronald A. Brack	and Controller (principal accounting officer)

/s/ Julie M. Wood	Director	February 25, 2026
Julie M. Wood

/s/ Lindsay L. Koren	Director	February 25, 2026
Lindsay L. Koren

/s/ Jack Brewer	Lead Independent Director	February 25, 2026
Jack Brewer

/s/ Dr. Thomas Bartzokis	Director	February 25, 2026
Dr. Thomas Bartzokis
/s/ Donna Arduin Kauranen	Director	February 25, 2026
Donna Arduin Kauranen

/s/ Scott M. Kernan	Director	February 25, 2026
Scott M. Kernan

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2025, 2024 and 2023

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2025:
Allowance for credit losses	$685	$411	$—	$(239)	$857
YEAR ENDED DECEMBER 31, 2024:
Allowance for credit losses	$606	$133	$—	$(54)	$685
YEAR ENDED DECEMBER 31, 2023:
Allowance for credit losses	$809	$397	$—	$(600)	$606