Form 10-Q
period 2026-03-31
GEO GROUP INC
filed 2026-05-07
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 133,618,284 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(In thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$705,213	$604,647
Operating expenses	521,509	453,778
Depreciation and amortization	33,830	32,136
General and administrative expenses	60,575	57,749
Operating income	89,299	60,984
Interest income	1,672	1,997
Interest expense	(38,301)	(42,441)
Income before income taxes and equity in earnings of affiliates	52,670	20,540
Provision for income taxes	15,026	1,826
Equity in earnings of affiliates, net of income tax provision of $216 and $230, respectively	662	828
Net income	38,306	19,542
Net loss attributable to noncontrolling interests	28	16
Net income attributable to The GEO Group, Inc.	$38,334	$19,558

Weighted-average common shares outstanding:
Basic	132,612	137,143
Diluted	134,055	140,915
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group Inc.-basic	$0.29	$0.14
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.29	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$38,306	$19,542
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,542	1,430
Change in marketable securities, net of tax (benefit) provision of $(82) and $63, respectively	(310)	239
Pension liability adjustment, net of tax provision (benefit) of $2 and $(13), respectively	6	(49)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $13 and $(182), respectively	50	(684)
Total other comprehensive income, net of tax	1,288	936
Total comprehensive income	39,594	20,478
Comprehensive loss attributable to noncontrolling interests	9	28
Comprehensive income attributable to The GEO Group, Inc.	$39,603	$20,506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND DECEMBER 31, 2025

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$80,217	$68,995
Restricted cash and cash equivalents	—	2,998
Accounts receivable, net of credit loss reserve of $897 and $857, respectively	573,375	593,463
Prepaid expenses and other current assets	45,272	53,073
Total current assets	698,864	718,529
Restricted Cash and Investments	188,261	179,366
Property and Equipment, Net	1,870,534	1,884,198
Operating Lease Right-of-Use Assets, Net	67,340	72,294
Deferred Income Tax Assets	9,396	9,396
Goodwill	756,039	756,028
Intangible Assets, Net	115,406	117,332
Other Non-Current Assets	106,398	106,479
Total Assets	$3,812,238	$3,843,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,075	$58,727
Accrued payroll and related taxes	107,610	82,086
Accrued expenses and other current liabilities	214,208	197,530
Operating lease liabilities, current portion	16,107	17,193
Current portion of finance lease liabilities and long-term debt	1,344	1,355
Total current liabilities	398,344	356,891
Deferred Income Tax Liabilities	99,689	99,689
Other Non-Current Liabilities	176,205	176,083
Operating Lease Liabilities	53,527	57,557
Long-Term Debt, Net	1,588,917	1,649,268
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 137,233,919 and 141,182,435 issued and 133,674,671 and 136,242,983 outstanding, respectively	1,422	1,412
Additional paid-in capital	1,321,056	1,319,135
Retained earnings	332,586	294,252
Accumulated other comprehensive loss	(16,703)	(17,972)
Treasury stock, 8,498,700 and 4,939,452 shares, at cost, respectively	(141,124)	(91,021)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,497,237	1,505,806
Noncontrolling interests	(1,681)	(1,672)
Total shareholders’ equity	1,495,556	1,504,134
Total Liabilities and Shareholders’ Equity	$3,812,238	$3,843,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flow from Operating Activities:
Net income	$38,306	$19,542
Net loss attributable to noncontrolling interests	28	16
Net income attributable to The GEO Group, Inc.	38,334	19,558
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	33,830	32,136
Stock-based compensation	7,766	6,488
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	2,067	1,598
Equity in earnings of affiliates, net of tax	(662)	(828)
Dividends received from unconsolidated joint ventures	3,220	469
Realized/unrealized loss (gain) on investments	2,162	(494)
Loss on sale/disposal of property and equipment, net	1,192	319
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	31,209	(8,983)
Changes in accounts payable, accrued expenses and other liabilities	37,363	20,962
Net cash provided by operating activities	156,481	71,225
Cash Flow from Investing Activities:
Proceeds from sale of real estate and other assets	482	—
Purchases of marketable securities	(2,587)	(986)
Proceeds from sale of marketable securities	1,653	616
Capital expenditures	(21,729)	(30,771)
Net cash used in investing activities	(22,181)	(31,141)
Cash Flow from Financing Activities:
Payments on long-term debt	(356)	(592)
Payments on revolver	(121,000)	(30,000)
Proceeds from revolver	60,000	—
Taxes paid related to net share settlements of equity awards	(6,248)	(22,177)
Proceeds from issuance of common stock in connection with ESPP	38	39
Payment for repurchases of common stock	(50,103)	—
Proceeds from the exercise of stock options	375	3,307
Net cash used in financing activities	(117,294)	(49,423)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	1,123	679
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	18,129	(8,660)
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	123,635	125,864
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$141,764	$117,204
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$92	$2,263
Capital expenditures in accounts payable and accrued expenses	$2,054	$2,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At March 31, 2026, the Company’s worldwide operations include the management and/or ownership of approximately 75,000 beds at 96 facilities, including idle facilities, and also include the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2026 for the year ended December 31, 2025. The accompanying December 31, 2025 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the entire year ending December 31, 2026, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2026 to March 31, 2026 are as follows (in thousands):

	January 1, 2026	Foreign Currency Translation	March 31, 2026
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,219	11	1,230
Total Goodwill	$756,028	$11	$756,039

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	March 31, 2026				December 31, 2025
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	17.3	$223,775	$(153,569)	$70,206	$223,798	$(151,666)	$72,132
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,975	$(153,569)	$115,406	$268,998	$(151,666)	$117,332

Amortization expense was $1.9 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of March 31, 2026, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.5 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2026 through 2030 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2026	$5,455
2027	6,853
2028	6,853
2029	6,853
2030	6,853
Thereafter	37,339
$70,206

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at March 31, 2026
	Carrying Value at March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment:
Rabbi Trusts	$4,392	$—	$4,392	$—
Marketable equity and fixed income securities	82,939	9,634	73,305	—
Interest rate swap derivatives	3,536	—	3,536	—

		Fair Value Measurements at December 31, 2025
	Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$4,354	$—	$4,354	$—
Marketable equity and fixed income securities	75,244	2,362	72,882	—
Interest rate swap derivatives	3,473	—	3,473	—

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2026 and December 31, 2025 consist of interest rate swap derivative assets held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina") and investments in mutual funds held in the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of March 31, 2026 consist of money market funds held in Florina. The interest rate swap derivative assets are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2026 and December 31, 2025 (in thousands):

		Estimated Fair Value Measurements at March 31, 2026
	Carrying Value as of March 31, 2026	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,217	$80,217	$80,217	$—	$—
Restricted cash	100,930	100,930	100,930	—	—
Liabilities:
Borrowings under credit agreement	$297,583	$297,583	$—	$297,583	$—
8.625% Senior Secured Notes due 2029	650,000	675,610	—	675,610	—
10.250% Senior Notes due 2031	625,000	667,188	—	667,188	—

		Estimated Fair Value Measurements at December 31, 2025
	Carrying Value as of December 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,995	$68,995	$68,995	$—	$—
Restricted cash	54,640	54,640	54,640	—	—
Liabilities:
Borrowings under credit agreement	$358,583	$358,583	$—	$358,583	$—
8.625% Senior Secured Notes due 2029	650,000	684,437	—	684,437	—
10.250% Senior Notes due 2031	625,000	685,375	—	685,375	—

The fair values of the Company’s cash and cash equivalents, and restricted cash and investments approximates the carrying values of these assets at March 31, 2026 and December 31, 2025. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of March 31, 2026 and December 31, 2025, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Senior Notes due 2031 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$80,217	$64,822
Restricted cash and cash equivalents - current	—	3,657
Restricted cash and investments - non-current	188,261	148,772
Less Restricted investments - non-current	(126,714)	(100,047)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$141,764	$117,204

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary, asset replacement funds contractually required to be maintained and other guarantees and cash on hand in the Company’s captive insurance subsidiary, Florina. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consists of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Chairman and Chief Executive Officer's retirement account held in a money market fund, investments in equity and fixed income securities and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three months ended March 31, 2026 and 2025 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2026
Balance, January 1, 2026	136,243	$1,412	$1,319,135	$294,252	$(17,972)	4,939	$(91,021)	$(1,672)	$1,504,134
Proceeds from exercise of stock options	42	—	375	—	—	—	—	—	375
Stock-based compensation expense	—	—	7,766	—	—	—	—	—	7,766
Restricted stock granted	1,514	15	(15)	—	—	—	—	—	—
Restricted stock canceled	(146)	(1)	1	—	—	—	—	—	—
Purchase of treasury shares [2]	(3,559)	—	—	—	—	3,560	(50,103)	—	(50,103)
Shares withheld for net settlements of share- based awards [1]	(422)	(4)	(6,244)	—	—	—	—	—	(6,248)
Issuance of common stock - ESPP	3	—	38		—	—	—	—	38
Net income	—	—	—	38,334	—	—	—	(28)	38,306
Other comprehensive income (loss)	—	—	—	—	1,269	—	—	19	1,288
Balance, March 31, 2026	133,675	$1,422	$1,321,056	$332,586	$(16,703)	8,499	$(141,124)	$(1,681)	$1,495,556

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended March 31, 2025
Balance, January 1, 2025	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from exercise of stock options	209	2	3,305	—	—	—	—	—	3,307
Stock-based compensation expense	—	—	6,488	—	—	—	—	—	6,488
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	-
Restricted stock canceled	(107)	(1)	1	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(906)	(9)	(22,168)	—	—	—	—	—	(22,177)
Issuance of common stock - ESPP	1	—	39	—	—	—	—	—	39
Net loss	—	—	—	19,558	—	—	—	(16)	19,542
Other comprehensive income (loss)	—	—	—	—	948	—	—	(12)	936
Balance, March 31, 2025	141,205	$1,412	$1,302,903	$59,438	$(20,654)	—	$—	$(1,550)	$1,341,549

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] During the first quarter of 2026, the Company repurchased 3,559,248 shares of its common stock in the open market.

Share Repurchase Program

On August 4, 2025, the Company's Board of Directors ("Board") authorized and approved a Share Repurchase Program covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. On November 4, 2025, the Board authorized and approved an increase to the size of the Share Repurchase Program from $300 million to $500 million and also extended the expiration date from June 30, 2028 to December 31, 2029. Repurchases of the Company's common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the share repurchase program may be extended, increased, decreased, suspended or terminated by the Board of Directors in its discretion at any time. Repurchases of the Company's common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, the Company's existing obligations, including its Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in the Company's sole discretion. The authorization for the share repurchase program does not obligate the Company to purchase any particular amount of the Company’s common stock. During the first quarter of 2026, the Company repurchased 3,559,248 shares of its common stock under the program.

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

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2026 or 2025.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Three Months Ended March 31, 2026
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2026	$(21,440)	$2,744	$476	$248	$(17,972)
Current-period other comprehensive income (loss)	1,523	50	(310)	6	1,269
Balance, March 31, 2026	$(19,917)	$2,794	$166	$254	$(16,703)

	Three Months Ended March 31, 2025
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	1,442	(684)	239	(49)	948
Balance, March 31, 2025	$(25,497)	$3,149	$224	$1,470	$(20,654)

(1)
The foreign currency translation related to noncontrolling interests was not significant at March 31, 2026 or 2025.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the three months ended March 31, 2026:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2026	1,464	$18.25	6.07	$4,254
Options granted	399	14.35
Options exercised	(42)	8.84
Options forfeited/canceled/expired	(52)	19.27
Options outstanding at March 31, 2026	1,769	$17.57	6.80	$5,367
Options vested and expected to vest at March 31, 2026	1,648	$17.59	6.62	$5,109
Options exercisable at March 31, 2026	916	$18.01	4.66	$3,332

During the three months ended March 31, 2026, the Company granted approximately 399,000 options to certain employees which had a grant date fair value of $7.26. For the three months ended March 31, 2026 and 2025, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.4 million, respectively. As of March 31, 2026, the Company had $7.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.2 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2026:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2026	2,457	$15.70
Granted	1,514	14.58
Vested	(1,361)	12.42
Forfeited/canceled	(150)	20.28
Restricted stock outstanding at March 31, 2026	2,460	$16.10

During the three months ended March 31, 2026, the Company granted approximately 1,514,000 shares of restricted stock to certain employees and executive officers. Of these awards, 115,500 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2026, 2027 and 2028.

The vesting of these performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") that will have one-third vest each year of the performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2026 to December 31, 2028 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") that will have one-third vest each year of the performance period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2026 to December 31, 2028. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

The metric related to TSR is considered to be a market condition. For share-based awards that contain a market condition, the probability of satisfying the market condition must be considered in the estimate of grant-date fair value and previously recorded compensation expense is not reversed if the market condition is never met. The fair value of these awards was determined based on a Monte Carlo simulation, which calculates a range of possible outcomes and the probabilities that they will occur, using the following weighted average key assumptions: (i) volatility of 50.3%; (ii) beta of 1.22; and (iii) risk free rate of 3.43%.

For the three months ended March 31, 2026 and 2025, the Company recognized $7.2 million and $6.1 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2026, the Company had $33.2 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.6 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the three months ended March 31, 2026 and 2025, 2,529 and 1,396 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three months ended March 31, 2026 and 2025 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$38,306	$19,542
Net loss attributable to noncontrolling interests	28	16
Net income attributable to The GEO Group, Inc.	38,334	19,558
Basic earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	132,612	137,143
Per share amount	$0.29	$0.14
Diluted earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	132,612	137,143
Dilutive effect of equity incentive plans	1,443	3,772
Weighted average shares assuming dilution	134,055	140,915
Per share amount	$0.29	$0.14

For the three months ended March 31, 2026, 1,066,552 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 448,670 common stock equivalents from restricted shares that were anti-dilutive for the period.

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

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized (gain) loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was ($0.1) million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively. The total fair value of the swap assets as of March 31, 2026 and December 31, 2025 was $3.5 million and is recorded as a component of

Other Non-Current Assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Credit Agreement
Revolver	297,583	358,583
Total Credit Agreement	297,583	358,583
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(9,018)	(9,643)
Total 8.625% Secured Notes due 2029	640,982	640,357
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(9,812)	(10,169)
Total 10.25% Unsecured Notes due 2031	615,188	614,831
Total 6.50% Exchangeable Senior Notes due 2026	—	—
Finance Lease Liabilities	—	29
Other debt, net of unamortized debt issuance costs	36,508	36,823
Total debt	1,590,261	1,650,623
Current portion of finance lease liabilities and long-term debt	(1,344)	(1,355)
Long-Term Debt	$1,588,917	$1,649,268

Credit Agreement

On July 14, 2025, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) which amended its Credit Agreement dated as of April 18, 2024. The First Amendment increases the Company's Revolving Credit Facility (the “Revolver”) commitments from $310 million to $450 million and extends the Revolver’s maturity from April 15, 2029 to July 14, 2030. The First Amendment also lowered the applicable interest rates based on the total leverage ratio for loans using the Alternate Base Rate and loans using the Secured Overnight Financing Rate (“SOFR”) by 0.50%. Currently, revolving credit loans accruing interest at a SOFR based rate would accrue interest at the term SOFR reference rate for the applicable interest period plus 2.75% per annum, which is lower by 0.50% from the applicable rate prior to the First Amendment. The First Amendment also increases the Company's capacity to make restricted payments over the next five years and makes certain additional modifications to the Credit Agreement. Prior to the closing of the First Amendment, GEO repaid $132 million of the Term Loan B outstanding under the Credit Agreement. Subsequently, as a result of an asset sale of one of the Company's owned facilities, the Company repaid the remaining balance of the Term Loans under the Credit Agreement.

On November 13, 2025, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”), by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the guarantors named therein, Citizens Bank, N.A., as administrative agent, and the lenders party thereto. The Second Amendment effectively removes the 3.00 to 1.00 total leverage ratio hurdle from one-half of the $150.0 million general carve-out to the Credit Agreement’s restricted payments negative covenant.

On January 20, 2026, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”), by and among each of GEO and GEO Corrections Holdings, Inc., as the Borrowers, the other loan parties named therein, Citizens Bank, N.A., as administrative agent, and the lenders party thereto. The Third Amendment increased the revolving credit facility commitments from $450 million to $550 million. The Third Amendment decreased the Incremental Amount (as defined in the Third Amendment) from $250 million to $150 million that the Company may request in the future in additional term loans, incremental equivalent debt or an increase to the revolving credit facility commitments, subject to the satisfaction of the applicable conditions in the Third Amendment and the credit agreement.

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

The Credit Facility guarantors will guarantee the obligations in respect of the commitments and loans under the Credit Agreement. The obligations of the Credit Facility Borrowers and the Credit Facility guarantors in respect of the Credit Agreement will be secured by first-priority liens on substantially all of their assets, including real property interests with respect to which the Credit Agreement requires the execution and delivery of a mortgage. The rights of the holders of the Secured Notes in the Collateral (including the right to exercise remedies) are subject to the First Lien Intercreditor Agreement.

As of March 31, 2026, the Company had $297.6 million in borrowings under its revolver, and approximately $56.9 million in letters of credit which left approximately $195.5 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Credit Agreement as of March 31, 2026 was 8.70%.

Secured Notes

Certain terms and conditions of the 2029 Indenture and the Secured Notes are as follows:

Maturity. The Secured Notes mature on April 15, 2029.

Interest. The Secured Notes accrue interest at a rate of 8.625% per year. Interest on the Secured Notes is payable semi-annually on each April 15 and October 15, which commenced on October 15, 2024.

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

Optional Redemption. On or after April 15, 2026, the Company may redeem all or a part of the Secured Notes (which includes Additional Notes (as defined in the 2029 Indenture), if any), upon not less than 10 nor more than 60 days’ notice, at the fixed redemption prices expressed as percentages of the principal amount set forth in the 2029 Indenture, plus accrued and unpaid interest, if any, on the Secured Notes redeemed, to, but excluding, the applicable redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. In addition, the Company was able to redeem up to 35% of the aggregate principal amount of the Secured Notes at any time and from time to time before April 15, 2026, with an amount up to the net proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date provided, that (1) at least 65% of the aggregate principal amount of Secured Notes remains outstanding immediately after the occurrence of that redemption and (2) the redemption occurs within 90 days of the date of the closing of the equity offering. The Company was able to redeem the Secured Notes, in whole or in part, at any time and from time to time before April 15, 2026, at a redemption price equal to 100% of the principal amount of the Secured Notes (which includes Additional Notes, if any), plus the Applicable Premium (as defined in the 2029 Indenture) as of the applicable redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. Additionally, during any twelve-month period prior to April 15, 2026, the Company was entitled at its option on one or more occasions to redeem the Secured Notes (which includes Additional Notes, if any) in an aggregate principal amount not to exceed 10% of the aggregate principal amount of the outstanding Secured Notes (which includes Additional Notes, if any) at a redemption price (calculated by the Company and expressed as a percentage of principal amount) of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Unsecured Notes

Certain terms and conditions of the 2031 Indenture and the Unsecured Notes are as follows:

Maturity. The Unsecured Notes mature on April 15, 2031.

Interest. The Unsecured Notes accrue interest at a rate of 10.250% per year. Interest on the Unsecured Notes is payable semi-annually on each April 15 and October 15, which commenced on October 15, 2024.

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

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at LIBOR plus 200 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at March 31, 2026 is $0.4 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at March 31, 2026.

Guarantees

Australia

The Company has entered into a guarantee in the form of a letter of credit in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD53.1 million, or $36.5 million, based on exchange rates as of March 31, 2026.

As of March 31, 2026, the Company also had seven other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD11.4 million, or $7.8 million, based on exchange rates as of March 31, 2026.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process. On April 6, 2026, GEO filed a motion seeking certification of the appeal of its Yearsley defense, a motion to stay any further proceedings pending resolution of GEO’s Petition for Writ of Certiorari to the Supreme Court in Nwauzor v. GEO (discussed below), and a separate motion for summary judgment under qualified immunity. Briefing on those motions is scheduled to be completed on May 25, 2026.

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

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the

Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States. On May 4, 2026, the District Court denied GEO’s request to stay the proceedings pending the Supreme Court petition, and the parties are briefing new motions for preliminary injunction.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $45.0 million of which $27.8 million was spent through the first three months of 2026. The Company estimates the remaining capital requirements related to these capital projects will be $17.2 million which will be spent through the remainder of 2026.

Idle Facilities

As of March 31, 2026, the Company was marketing (or awaiting activation of) eight idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of March 31, 2026.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	March 31, 2026	March 31, 2026	March 31, 2026
Rivers Correctional Facility	2021	1,320	—	35,761	—	35,761
Big Spring Correctional Facility	2021	924	—	31,192	—	31,192
Flightline Correctional Facility	2021	1,452	—	39,111	—	39,111
McFarland Female Community Reentry Facility	2020	300	—	10,305	—	10,305
Lea County Correctional Facility	2025	1,200	—	44,992	—	44,992
Cheyenne Mountain Recovery Center	2020	700	—	17,066	—	17,066
Philadelphia Residential	2024	—	400	—	5,925	5,925
Coleman Hall	2017	—	350	—	5,452	5,452
Total		5,896	750	$178,427	$11,377	$189,804

Lease Revenue

The Company leases nine of its owned facilities to unrelated parties, six of which have a five year term through June 2027. The carrying value of these leased facilities as of March 31, 2026 is $43.4 million, net of accumulated depreciation of $28.1 million. For the additional three leased facilities, one facility has a term that expired on February 28, 2026. The carrying value of this leased facility as of March 31, 2026 was $2.0 million, net of accumulated depreciation of $1.1 million. One facility has a term of sixty-nine months with one-year renewal options whose base term expires in October 2028. The carrying value of this leased facility as of March 31, 2026 was $70.1 million, net of accumulated depreciation of $41.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of March 31, 2026 was $19.3 million, net of accumulated depreciation of $19.8 million. Rental income, included in Revenues, for leased facilities for each of the three months ended March 31, 2026 and 2025, was approximately $3.8 million. As of March 31, 2026, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2026	$11,838
2027	15,934
2028	14,601
2029	7,124
2030	5,812
Thereafter	49,574
Total	$104,883

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company conducts its business through four reportable business segments: the U.S. Secure Services segment; the Electronic Monitoring and Supervision Services segment; the Reentry Services segment; and the International Services segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business.

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

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the three months ended March 31, 2026 and 2025, respectively.

Three Months Ended March 31, 2026	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$502,658	$74,244	$71,238	$57,073	$705,213
Less:
Labor and Related Taxes [1]	281,056	23,135	32,437	29,777	366,405
Medical Services and Supplies [1]	16,707	—	—	—	16,707
Other Segment Items [2]	103,684	25,345	24,060	19,138	172,227
Operating Income from Segments	$101,211	$25,764	$14,741	$8,158	$149,874
Unallocated amounts:
General and administrative expense					(60,575)
Net interest expense					(36,629)
Income before income taxes and equity in earnings of affiliates					$52,670

Capital Expenditures	$14,138	$3,223	$3,831	$537	$21,729
Depreciation and amortization	$23,562	$6,556	$3,056	$656	$33,830

Three Months Ended March 31, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$405,716	$77,713	$70,376	$50,842	$604,647
Less:
Labor and Related Taxes [1]	230,397	23,387	31,755	28,689	314,228
Medical Services and Supplies [1]	14,406	—	—	—	14,406
Other Segment Items [2]	91,682	24,337	23,519	17,742	157,280
Operating Income from Segments	$69,231	$29,989	$15,102	$4,411	$118,733
Unallocated amounts:
General and administrative expense					(57,749)
Net interest expense					(40,444)
Loss before income taxes and equity in earnings of affiliates					$20,540

Capital Expenditures	$19,313	$9,976	$977	$505	$30,771
Depreciation and amortization	$22,275	$5,862	$3,442	$557	$32,136

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

Segment Assets

	March 31, 2026	December 31, 2025
	(In thousands)
Segment assets:
U.S. Secure Services	$2,504,661	$2,547,537
Electronic Monitoring and Supervision Services	518,530	519,274
Reentry Services	437,657	439,656
International Services	73,516	76,400
Total segment assets	$3,534,364	$3,582,867

Asset Reconciliation

The following is a reconciliation of the Company's reportable segment assets to the Company's total assets as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
	(In thousands)
Reportable segment assets	$3,534,364	$3,582,867
Cash	80,217	68,995
Deferred income tax assets	9,396	9,396
Restricted cash and investments, current and non-current	188,261	182,364
Total assets	$3,812,238	$3,843,622

Geographic Information

During each of the three months ended March 31, 2026 and 2025, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, and (ii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenues:
U.S. operations	$648,140	$553,804
Australia operations	51,553	46,120
South African operations	5,520	4,723
Total revenues	$705,213	$604,647

	March 31, 2026	December 31, 2025
	(In thousands)
Property and Equipment, net:
U.S. operations	$1,861,216	$1,874,746
Australia operations	9,259	9,372
South African operations	59	80
Total Property and Equipment, net	$1,870,534	$1,884,198

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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenues:
Secure Services [1]	$559,731	$456,558
Electronic Monitoring and Supervision Services	74,244	77,713
Reentry Services	71,238	70,376
Total revenues	$705,213	$604,647

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

The Company has recorded $0.1 million in earnings, net of tax, for SACS operations during the three months ended March 31, 2026, and $0.1 million in losses, net of tax, for SACS operations during the three months ended March 31, 2025, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company’s investment in SACS was $5.1 million and $5.9 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.6 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2026, and $0.7 million in earnings, net of tax, for GEOAmey's operations during the three months ended March 31, 2025, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company’s investment in GEOAmey was $8.2 million and $7.7 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following tables summarize key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$29,041	$27,027
Service cost	132	532
Interest cost	392	1,504
Actuarial loss	—	1,360
Benefits paid	(211)	(1,382)
Projected benefit obligation, end of period	$29,354	$29,041
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	211	1,382
Benefits paid	(211)	(1,382)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$29,354	$29,041

	Three Months Ended
	March 31, 2026	March 31, 2025
Components of Net Periodic Benefit Cost
Service cost	$132	$133
Interest cost	392	376
Net (gain) loss	8	(62)
Net periodic benefit cost	$532	$447

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of March 31, 2026 and December 31, 2025 was $28.7 million and $28.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company has a non-qualified deferred compensation agreement with its Chairman and Chief Executive Officer. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of March 31, 2026, the Chairman and Chief Executive Officer had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its Chairman entered into an Amended and Restated Executive Retirement Agreement which replaced his previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Chairman ceases to provide services to the Company, the Company will pay to the Chairman an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Chairman is still providing services to GEO pursuant to the Chairman Agreement, as amended, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $17.2 million at March 31, 2026 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standard was adopted in the current period:

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 which the Company elected. The ASU is effective for the Registrants for annual and interim periods beginning after December 15, 2025. The guidance should be applied on a prospective basis. Early adoption was permitted. The adoption of this standard did not have a significant effect on the Company's Consolidated Financial Statements.

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
•
our ability to identify and successfully complete any potential acquisitions of assets and businesses or sales of additional Company-owned assets and businesses, including the potential sale of multiple facilities to ICE, on commercially advantageous terms on a timely basis, or at all;
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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward-Looking Information”, and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

At March 31, 2026, our worldwide operations include the management and/or ownership of approximately 75,000 beds at 96 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the three months ended March 31, 2026 and 2025, we had consolidated revenues of $705.2 million and $604.6 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 91% including 68,185 active beds and excluding 6,646 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2026, and approximately 88% including 69,125 active beds and excluding 7,453 idle beds, which includes those being marketed to potential customers, for the three months ended March 31, 2025.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 25, 2026, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2025.

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

Idle Facilities

We are currently marketing (or awaiting activation) 6,646 vacant beds at eight idle facilities to potential customers. The carrying values of these idle facilities totaled $189.8 million as of March 31, 2026, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of First Quarter 2026 and First Quarter 2025

Revenues

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$502,658	71.3%	$405,716	67.1%	$96,942	23.9%
Electronic Monitoring and Supervision Services	74,244	10.5%	77,713	12.9%	(3,469)	(4.5)%
Reentry Services	71,238	10.1%	70,376	11.6%	862	1.2%
International Services	57,073	8.1%	50,842	8.4%	6,231	12.3%
Total	$705,213	100.0%	$604,647	100.0%	$100,566	16.6%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $96.9 million in the first quarter ended March 31, 2026 (the "First Quarter 2026") compared to the first quarter ended March 31, 2025 (the "First Quarter 2025") due to increases of $79.1 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. There were also aggregate net increases of $37.2 million due to increases in occupancies, transportation, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $19.3 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.4 million in First Quarter 2026 compared to approximately 4.1 million in First Quarter 2025. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 91% and 87.6% of capacity in First Quarter 2026 and First Quarter 2025, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased in First Quarter 2026 compared to First Quarter 2025 primarily due to a decrease in average participant counts under the Intensive Supervision and Appearance Program ("ISAP").

Reentry Services

Revenues for Reentry Services increased slightly by $0.9 million in First Quarter 2026 compared to First Quarter 2025 primarily due to aggregate net increases of $1.9 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $1.0 million.

International Services

Revenues for International Services increased by $6.2 million in First Quarter 2026 compared to First Quarter 2025. We experienced a net increase of $0.6 million primarily due to new health care contracts which was partially offset by the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. We also experienced an increase due to foreign exchange rate fluctuations of $5.6 million.

Operating Expenses

	2026	% of Segment Revenues	2025	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$377,885	75.2%	$314,210	77.4%	$63,675	20.3%
Electronic Monitoring and Supervision Services	41,924	56.5%	41,862	53.9%	62	0.1%
Reentry Services	53,441	75.0%	51,832	73.7%	1,609	3.1%
International Services	48,259	84.6%	45,874	90.2%	2,385	5.2%
Total	$521,509	74.0%	$453,778	75.0%	$67,731	14.9%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $63.7 million in First Quarter 2026 compared to First Quarter 2025 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs of $36.1 million. We also experienced an increase of approximately $44.6 million related to the activations of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. Partially offsetting these increases were decreases of approximately $17.0 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services were relatively consistent in First Quarter 2026 compared to First Quarter 2025.

Reentry Services

Operating expenses for Reentry Services increased by $1.6 million during First Quarter 2026 compared to First Quarter 2025. We experienced an aggregate net increase of $2.5 million due to increased programming needs and referrals due to new day reporting center contracts which was partially offset by a decrease of $0.9 million due to contract terminations.

International Services

Operating expenses for International Services increased in First Quarter 2026 compared to First Quarter 2025 by $2.4 million. We experienced a net decrease of $2.4 million primarily due to the transition of our managed-only contract for the Junee Correctional Centre in Australia to the government effective March 31, 2025. This was partially offset by an increase of $4.8 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2026	% of Segment Revenue	2025	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$23,562	4.7%	$22,275	5.5%	$1,287	5.8%
Electronic Monitoring and Supervision Services	6,556	8.8%	5,862	7.5%	694	11.8%
Reentry Services	3,056	4.3%	3,442	4.9%	(386)	(11.2)%
International Services	656	1.1%	557	1.1%	99	17.8%
Total	$33,830	4.8%	$32,136	5.3%	$1,694	5.3%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in First Quarter 2026 compared to First Quarter 2025 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense increased in First Quarter 2026 compared to First Quarter 2025 primarily due to increases in monitoring equipment.

Reentry Services

Reentry Services depreciation and amortization expense decreased in First Quarter 2026 compared to First Quarter 2025 primarily due to certain assets becoming fully depreciated.

International Services

International Services depreciation and amortization expense was relatively consistent in First Quarter 2026 compared to First Quarter 2025.

General and Administrative Expenses

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$60,575	8.6%	$57,749	9.6%	$2,826	4.9%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.8 million in First Quarter 2026 compared to First Quarter 2025 primarily due to higher employee related benefit costs and support for the revenue growth from our new contract awards.

Non-Operating Expenses

Interest Income and Interest Expense

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,672	0.2%	$1,997	0.3%	$(325)	(16.3)%
Interest Expense	$38,301	5.4%	$42,441	7.0%	$(4,140)	(9.8)%

Interest income decreased by $0.3 million in First Quarter 2026 compared to First Quarter 2025 primarily due to lower cash balances on hand internationally and the effect of foreign exchange rates.

Interest expense decreased by $4.1 million in First Quarter 2026 compared to First Quarter 2025 primarily due to lower overall principal balances and lower interest rates. On July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. We also paid off our Term Loan under the credit agreement in July 2025. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Income Tax Provision

	2026	Effective Rate	2025	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$15,026	28.5%	$1,826	8.9%	$13,200	722.9%

The provision for income taxes and the effective tax rate increased in First Quarter 2026 compared to First Quarter 2025 principally due to an increase in pre-tax income and a decrease in discrete tax benefits. In First Quarter 2026, there was a $0.9 million net discrete tax benefit as compared to a $4.2 million net discrete tax benefit in First Quarter 2025. Included in the discrete tax benefit in First Quarter 2026 was a $0.9 million discrete tax benefit related to stock compensation as compared to a $4.2 million discrete tax benefit in

First Quarter 2025. We estimate our 2026 annual effective tax rate to be in the range of approximately 29% to 31%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$662	0.1%	$828	0.1%	$(166)	(20.0)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased slightly during First Quarter 2026 compared to First Quarter 2025 primarily due to less favorable performance at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $45.0 million of which $27.8 million was spent through March 31, 2026. We estimate that the remaining capital requirements related to these capital projects will be $17.2 million which will be spent through the remainder of 2026.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement (as defined below) and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2026, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale or acquisition of assets and businesses and/or other strategic transactions. Taking into account the impact of the federal government shutdown, that recently ended on April 30, 2026, our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2026 as disclosed under “Capital Requirements” above and the next twelve months.

Liquidity and Capital Resources

Indebtedness

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Secured Notes, the indenture governing the Unsecured Notes and our Credit

Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, and including the impact of the federal government shutdown, that recently ended on April 30, 2026, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of March 31, 2026 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

Summarized statement of operations (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net operating revenues	$644,918	$550,623
Income from operations	76,886	51,020
Net income (loss)	28,061	10,380
Net income (loss) attributable to The GEO Group, Inc.	28,061	10,380

Summarized balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Current assets	$625,892	$645,982
Noncurrent assets (a)	2,951,104	2,971,002
Current liabilities	297,535	257,936
Noncurrent liabilities (b)	1,955,703	2,021,019

(a) Includes amounts due from non-guarantor subsidiaries of $53.4 million and $52.8 million as of March 31, 2026 and December 31, 2025, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $41.3 million and $42.1 million as of March 31, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of March 31, 2026 was $141.8 million compared to $117.2 million as of March 31, 2025.

Operating Activities

Net cash provided by operating activities amounted to $156.5 million for the three months ended March 31, 2026 versus net cash provided by operating activities of $71.2 million for the three months ended March 31, 2025. Cash provided by operating activities during the three months ended March 31, 2026 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures, realized/unrealized loss on investments, loss on disposal of property and equipment, net and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $31.2 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $37.4 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Net cash provided by operating activities during the three months ended March 31, 2025 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures, loss on sale/disposal of property and equipment, net and stock-based compensation expense. Equity in earnings of affiliates, net of tax and realized/unrealized gain on investments negatively impacted cash. Accounts receivable, prepaid expenses and other assets increased in total by $9.0 million, representing a negative impact on cash. The increase was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $21.0 million which positively impacted cash. The increase was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities of $22.2 million during the three months ended March 31, 2026 was primarily the result of proceeds from the sale of real estate and other assets of $0.5 million, capital expenditures of $21.7 million, purchases of marketable securities of $2.6 million and proceeds from sales of marketable securities of $1.7 million. Net cash used in investing activities of $31.1 million during the three months ended March 31, 2025 was primarily the result of capital expenditures of $30.8 million, purchases of marketable securities of $1.0 million and proceeds from sales of marketable securities of $0.6 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 was approximately $117.3 million compared to net cash used in financing activities of $49.4 million during the three months ended March 31, 2025. Net cash used in financing activities during the three months ended March 31, 2026 was primarily the result of proceeds from the revolver of $60.0 million, payments on the revolver of $121.0 million, payments on long-term debt of $0.4 million, proceeds from the exercise of stock options of $0.4 million, payment for the repurchase of common stock of $50.1 million and taxes paid related to net share settlement of equity awards of $6.2 million. Net cash used in financing activities during the three months ended March 31, 2025 was primarily the result of payments on the revolver of $30.0 million, payments on long-term debt of $0.6 million, proceeds from the exercise of stock options of $3.3 million and taxes paid related to net share settlement of equity awards of $22.2 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provision for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, transaction fees, pre-tax, employee restructuring expenses, pre-tax, close-out expenses, pre-tax and other non-cash revenues and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income	$38,306	$19,542
Add:
Income tax provision *	15,242	2,056
Interest expense, net of interest income	36,629	40,444
Depreciation and amortization	33,830	32,136
EBITDA	$124,007	$94,178
Add (Subtract):
Net loss attributable to noncontrolling interests	28	16
Stock-based compensation expenses, pre-tax	7,766	6,488
Transaction fees, pre-tax	166	55
Employee restructuring expenses, pre-tax	199	—
Close-out expenses, pre-tax	20	—
Other non-cash revenues and expenses, pre-tax	(775)	(972)
Adjusted EBITDA	$131,411	$99,765
* includes income tax provision on equity in earnings of affiliate

Outlook

The following discussion contains statements that are not limited to historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” and the "Forward-Looking Statements - Safe Harbor" sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

We continue to be encouraged by the current landscape of growth opportunities. We are preparing for what we believe is an unprecedented opportunity to help the federal government meet its expanded immigration enforcement priorities. We are taking several important steps to meet this opportunity, including making a previously announced significant investment in capital expenditures to strengthen our capabilities to deliver expanded detention capacity, secure transportation, and electronic monitoring and related services to U.S. Immigration and Customs Enforcement and the federal government. We have also been in discussions with ICE regarding the potential sale of multiple facilities, subject to mutual agreement on price and our continued management of those facilities under long-term support services contracts. At this time, there is no definitive agreement in place with ICE and no precise timeline for the closing of any such transactions. Also, we can give no assurance that these transactions will take place at all.

Any positive trends in the industry may be offset by several factors, including the impact of the federal government shutdown that recently ended on April 30, 2026 and any future federal government shutdown, budgetary constraints, contract modifications, contract terminations, contract non-renewals, contract re-bids and/or the decision to not re-bid a contract after expiration of the contract term and the impact of any other potential changes to the willingness or ability to maintain or grow public-private partnerships on the part of other government agencies.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 72% and 70% of our operating expenses during the three months ended March 31, 2026 and 2025, respectively. Additional operating expenses include food, utilities and medical costs. During the three months ended March 31, 2026 and 2025, operating expenses totaled approximately 74% and 75%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2026 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2026, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the three months ended March 31, 2026 and 2025, general and administrative expenses totaled approximately 9% and 10%, respectively, of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2026 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 6,646 vacant beds at six U.S. Secure Services and at two of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 700-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2026 is estimated to be $26.7 million, including depreciation expense of $15.2 million. As of March 31, 2026, these eight facilities had a combined net book value of $189.8 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2026 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through March 31, 2026, we would expect to receive incremental annualized revenue of approximately $300 million and an annualized increase in earnings per share of approximately $0.25 to $0.30 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $297.6 million and approximately $56.9 million in outstanding letters of credit, as of March 31, 2026, for every one percent increase in the average interest rate applicable to the Credit Agreement, our total annual interest expense would have increased by approximately $3.5 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of March 31, 2026, every 10 percent change in historical currency rates would have approximately a $9.4 million effect on our financial position and approximately a $0.6 million impact on our results of operations during the three months ended March 31, 2026.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting during the quarter ended March 31, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process. On April 6, 2026, GEO filed a motion seeking certification of the appeal of its Yearsley defense, a motion to stay any further proceedings pending resolution of GEO’s Petition for Writ of Certiorari to the Supreme Court in Nwauzor v. GEO (discussed below), and a separate motion for summary judgment under qualified immunity. Briefing on those motions is scheduled to be completed on May 25, 2026.

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

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On

August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States. On May 4, 2026, the District Court denied GEO’s request to stay the proceedings pending the Supreme Court petition, and the parties are briefing new motions for preliminary injunction.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 to January 31, 2026	—	$—	—	$—
February 1, 2026 to February 28, 2026	3,559,248	$14.19	3,559,248	$359.4
March 1, 2026 to March 31, 2026	422,392	$14.79	—	$359.4
Total	3,981,640		3,559,248

(1) The Company withheld 422,392 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2) On August 4, 2025, our Board of Directors authorized a stock buyback program authorizing us to repurchase up to $300 million of our shares of common stock effective through June 30, 2028. As of March 31, 2026, we have repurchased 8,498,700 of our common shares at an aggregate cost of $141.1 million, or an average price of $16.55. On November 4, 2025, our Board of Directors increased the authorization under our share buyback program to $500 million shares of common stock and extended the expiration date to December 31, 2029.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2

Separation Agreement and General Release, entered into on February 9, 2026, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2026). †

10.3

Consultant Agreement and General Release, entered into on February 9, 2026, between The GEO Group, Inc. and J. David Donahue (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 12, 2026).

10.4

Second Amendment to Executive Employment Agreement, entered into on February 9, 2026, between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2026). †

10.5

Executive Employment Agreement, entered into on March 5, 2026, between The GEO Group, Inc. and Shayn March (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2026).†

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. **

32.2	SECTION 906 CFO Certification. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2026, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

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

THE GEO GROUP, INC.

Date:	May 7, 2026	/s/ Shayn P. March
Shayn P. March
Chief Financial Officer
(duly authorized officer and principal financial officer)