Form 10-Q
period 2026-09-30
GEO GROUP INC
filed 2026-11-06
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 132,369,628 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$761,062	$682,341	$2,198,347	$1,923,854
Operating expenses	552,369	508,881	1,604,581	1,438,574
Depreciation and amortization	34,182	33,039	102,208	97,907
General and administrative expenses	72,122	62,121	198,167	176,116
Contingent litigation reserve	—	37,600	—	37,600
Operating income	102,389	40,700	293,391	173,657
Interest income	2,051	2,558	6,951	7,021
Interest expense	(38,143)	(38,234)	(115,000)	(122,582)
Loss on extinguishment of debt	—	(7,851)	—	(8,446)
Other income	—	—	—	5,514
Gain (loss) on asset divestitures/impairment	—	232,381	(673)	232,381
Income before income taxes and equity in earnings of affiliates	66,297	229,554	184,669	287,545
Provision for income taxes	17,910	56,391	51,814	68,771
Equity in earnings of affiliates, net of income tax provision of $299, $219, $744 and $618, respectively	816	759	2,114	3,764
Net income	49,203	173,922	134,969	222,538
Net loss attributable to noncontrolling interests	11	18	82	68
Net income attributable to The GEO Group, Inc.	$49,214	$173,940	$135,051	$222,606

Weighted-average common shares outstanding:
Basic	129,969	138,283	131,052	137,992
Diluted	132,002	139,992	132,691	140,509
Net income per common share attributable to The GEO Group, Inc.:
Basic:
Net income per common share attributable to The GEO Group, Inc.-basic	$0.38	$1.26	$1.03	$1.61
Diluted:
Net income per common share attributable to The GEO Group, Inc.-diluted	$0.37	$1.24	$1.02	$1.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$49,203	$173,922	$134,969	$222,538
Other comprehensive income, net of tax:
Foreign currency translation adjustments	434	766	2,677	6,787
Change in marketable securities, net of tax (benefit) provision of $(428), $23, $(574), and $132, respectively	(1,603)	86	(2,162)	496
Pension liability adjustment, net of tax provision (benefit) of $2, $(13), $5, and $(39), respectively	7	(50)	19	(148)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax provision (benefit) of $312, $(45), $387, and $(315), respectively	1,174	(169)	1,455	(1,184)
Total other comprehensive income, net of tax	12	633	1,989	5,951
Total comprehensive income	49,215	174,555	136,958	228,489
Comprehensive loss attributable to noncontrolling interests	12	34	95	114
Comprehensive income attributable to The GEO Group, Inc.	$49,227	$174,589	$137,053	$228,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$215,955	$68,995
Restricted cash and cash equivalents	5,297	2,998
Accounts receivable, net of credit loss reserve of $796 and $857, respectively	544,411	593,463
Prepaid expenses and other current assets	40,792	53,073
Total current assets	806,455	718,529
Restricted Cash and Investments	192,008	179,366
Property and Equipment, Net	1,713,918	1,884,198
Assets Held for Sale	146,798	—
Operating Lease Right-of-Use Assets, Net	122,014	72,294
Deferred Income Tax Assets	9,396	9,396
Goodwill	756,044	756,028
Intangible Assets, Net	111,872	117,332
Other Non-Current Assets	126,122	106,479
Total Assets	$3,984,627	$3,843,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	73,398	58,727
Accrued payroll and related taxes	117,237	82,086
Accrued expenses and other current liabilities	259,202	197,530
Operating lease liabilities, current portion	21,132	17,193
Current portion of finance lease liabilities and long-term debt	1,369	1,355
Total current liabilities	472,338	356,891
Deferred Income Tax Liabilities	99,689	99,689
Other Non-Current Liabilities	208,838	176,083
Operating Lease Liabilities	103,828	57,557
Long-Term Debt, Net	1,529,252	1,649,268
Commitments, Contingencies and Other Matters (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 142,466,761 and 141,182,435 issued and 132,368,960 and 136,242,983 outstanding, respectively	1,425	1,412
Additional paid-in capital	1,335,446	1,319,135
Retained earnings	429,303	294,252
Accumulated other comprehensive loss	(15,970)	(17,972)
Treasury stock, 10,097,801 and 4,939,452 shares, at cost, respectively	(177,755)	(91,021)
Total shareholders’ equity attributable to The GEO Group, Inc.	1,572,449	1,505,806
Noncontrolling interests	(1,767)	(1,672)
Total shareholders’ equity	1,570,682	1,504,134
Total Liabilities and Shareholders’ Equity	$3,984,627	$3,843,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(In thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flow from Operating Activities:
Net income	$134,969	$222,538
Net loss attributable to noncontrolling interests	82	68
Net income attributable to The GEO Group, Inc.	135,051	222,606
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	102,208	97,907
Stock-based compensation	17,691	19,621
Loss on extinguishment of debt	—	8,446
Amortization of debt issuance costs, discount and/or premium and other non-cash interest	4,492	4,671
Equity in earnings of affiliates, net of tax	(2,114)	(3,764)
Dividends received from unconsolidated joint ventures	4,350	1,440
Gain on early lease termination	—	(828)
Realized/unrealized loss (gain) on investments	972	(7,157)
Loss on sale/disposal of property and equipment, net	3,469	—
(Gain) loss on asset divestitures/impairment	673	(232,381)
Changes in assets and liabilities, net of effects of acquisitions:
Changes in accounts receivable, prepaid expenses and other assets	41,907	(63,378)
Changes in accounts payable, accrued expenses and other liabilities	136,726	142,765
Net cash provided by operating activities	445,425	189,948
Cash Flow from Investing Activities:
Proceeds from sale of real estate and other assets	1,203	321,050
Purchases of marketable securities	(45,228)	(18,799)
Proceeds from sale of marketable securities	32,837	2,810
Capital expenditures	(74,710)	(161,286)
Net cash (used in) provided by investing activities	(85,898)	143,775
Cash Flow from Financing Activities:
Payments on long-term debt	(1,016)	(321,870)
Payments on revolver	(259,076)	(30,000)
Proceeds from revolver	137,000	182,583
Payments for call premiums	—	(1,320)
Taxes paid related to net share settlements of equity awards	(6,519)	(24,431)
Proceeds from issuance of common stock in connection with ESPP	119	127
Payment for repurchases of common stock	(86,734)	(41,630)
Proceeds from the exercise of stock options	5,033	4,390
Net cash used in financing activities	(211,193)	(232,151)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	2,148	4,136
Net Increase in Cash, Cash Equivalents and Restricted Cash and Cash Equivalents	150,482	105,708
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, beginning of period	123,635	125,864
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents, end of period	$274,117	$231,572
Supplemental Disclosures:
Non-cash Investing and Financing activities:
Right-of-use assets obtained from operating lease liabilities	$65,362	$9,793
Right-of-use asset written off due to early termination of lease	$—	$16,021
Right-of-use liability written off due to early termination of lease	$—	$16,849
Capital expenditures in accounts payable and accrued expenses	$5,440	$2,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specialize in the ownership, leasing and management of secure facilities, processing centers and community reentry centers in the United States, Australia and South Africa. The Company owns, leases and operates a broad range of facilities including maximum, medium and minimum security facilities, processing centers, as well as community-based reentry facilities and offers an expanded delivery of rehabilitation services under its 'GEO Continuum of Care' platform. The 'GEO Continuum of Care' platform integrates enhanced rehabilitative programs, which are evidence-based and include cognitive behavioral treatment and post-release services, and provides academic and vocational classes in life skills and treatment programs while helping individuals reintegrate into their communities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for individuals as contracted domestically and in the United Kingdom through its joint venture GEOAmey Ltd. (“GEOAmey”). At September 30, 2026, the Company’s worldwide operations include the management and/or ownership of approximately 76,000 beds at 97 facilities, including idle facilities, and also include the provision of reentry and electronic monitoring and supervision services for thousands of individuals, including an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

The Company's unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2026 for the year ended December 31, 2025. The accompanying December 31, 2025 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results for the entire year ending December 31, 2026, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its various business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible assets and intangible assets acquired net of liabilities assumed, including noncontrolling interests. Changes in the Company's goodwill balances from January 1, 2026 to September 30, 2026 are as follows (in thousands):

	January 1, 2026	Foreign Currency Translation	September 30, 2026
U.S. Secure Services	$316,366	$—	$316,366
Electronic Monitoring and Supervision Services	289,570	—	289,570
Reentry Services	148,873	—	148,873
International Services	1,219	16	1,235
Total Goodwill	$756,028	$16	$756,044

The Company has also recorded other finite and indefinite-lived intangible assets as a result of its various business combinations. The Company's intangible assets include facility management contracts and trade names and technology, as follows (in thousands):

	September 30, 2026				December 31, 2025
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	17.3	$223,777	$(157,105)	$66,672	$223,798	$(151,666)	$72,132
Trade names	Indefinite	45,200	—	45,200	45,200	—	45,200
Total acquired intangible assets		$268,977	$(157,105)	$111,872	$268,998	$(151,666)	$117,332

Amortization expense was $1.8 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $5.5 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred. As of September 30, 2026, the weighted average period before the next contract renewal or extension for the acquired facility management contracts was approximately 1.2 years.

Estimated amortization expense related to the Company's finite-lived intangible assets for the remainder of 2026 through 2030 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2026	$1,805
2027	6,853
2028	6,853
2029	6,852
2030	6,853
Thereafter	37,456
$66,672

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at September 30, 2026
	Carrying Value at September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$4,471	$—	$4,471	$—
Marketable equity and fixed income securities	84,421	2,813	81,608	—
Interest rate swap derivatives	5,315	—	5,315	—

		Fair Value Measurements at December 31, 2025
	Carrying Value at December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments:
Rabbi Trusts	$4,354	$—	$4,354	$—
Marketable equity and fixed income securities	75,244	2,362	72,882	—
Interest rate swap derivatives	3,473	—	3,473	—

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2026 and December 31, 2025 consist of interest rate swap derivative assets held by GEO, investments in equity and fixed income securities held in the Company’s captive insurance subsidiary, Florina Insurance Company, Inc. ("Florina") and investments in mutual funds held in the Company's rabbi trust established for employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan. The Company's Level 1 financial instruments included in the table above as of September 30, 2026 and December 31, 2025 consist of money market funds held in Florina. The interest rate swap derivative assets are valued using a discounted cash flow model based on projected borrowing rates. The Company's restricted investment in the rabbi trust for The GEO Group, Inc. Non-qualified Deferred Compensation Plan is invested in equity and fixed income pooled funds. The marketable equity and fixed income securities are valued using quoted rates.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The carrying value of certain debt instruments, if applicable, is net of unamortized discount. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2026 and December 31, 2025 (in thousands):

		Estimated Fair Value Measurements at September 30, 2026
	Carrying Value as of September 30, 2026	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$215,955	$215,955	$215,955	$—	$—
Restricted cash	108,413	108,413	108,413	—	—
Liabilities:
Borrowings under credit agreement	$236,506	$236,506	$—	$236,506	$—
8.625% Senior Secured Notes due 2029	650,000	669,500	—	669,500	—
10.250% Senior Notes due 2031	625,000	665,963	—	665,963	—

		Estimated Fair Value Measurements at December 31, 2025
	Carrying Value as of December 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,995	$68,995	$68,995	$—	$—
Restricted cash	54,640	54,640	54,640	—	—
Liabilities:
Borrowings under credit agreement	$358,583	$358,583	$—	$358,583	$—
8.625% Senior Secured Notes due 2029	650,000	684,437	—	684,437	—
10.250% Senior Notes due 2031	625,000	685,375	—	685,375	—

The fair values of the Company’s cash and cash equivalents and restricted cash and investments approximate the carrying values of these assets at September 30, 2026 and December 31, 2025. Restricted cash consists of money market funds, bank deposits, commercial paper and time deposits used for asset replacement funds and other funds contractually required to be maintained at the Company's Australian subsidiary. It also includes cash on hand in the Company’s captive insurance subsidiary, Florina. The fair value of the money market funds and bank deposits is based on quoted market prices (Level 1).

As of September 30, 2026 and December 31, 2025, the recurring fair values of the Company's 8.625% Secured Notes due 2029 and the 10.250% Senior Notes due 2031 are based on Level 2 inputs using quotations by major market news services, such as Bloomberg. The fair value of the Company's Credit Agreement was also based on quotations by major market news services and also estimates of trading value considering the Company's borrowing rate, the undrawn spread and similar instruments.

5. RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$215,955	$183,945
Restricted cash and cash equivalents - current	5,297	—
Restricted cash and investments - non-current	192,008	169,956
Less Restricted investments - non-current	(139,143)	(122,329)
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$274,117	$231,572

Amounts included in restricted cash and cash equivalents are attributable to certain contractual cash restriction requirements at the Company's wholly owned Australian subsidiary, asset replacement funds contractually required to be maintained and other guarantees and cash on hand in the Company’s captive insurance subsidiary, Florina. Restricted investments - non-current (included in Restricted Cash and Investments in the accompanying consolidated balance sheets) consist of the Company's rabbi trust established for employee and employer contributions to The GEO Group, Inc. Non-qualified Deferred Compensation Plan, its rabbi trust established for its Chairman and Chief Executive Officer's retirement account held in a money market fund, investments in equity and fixed income securities and money market funds held in the Company’s captive insurance subsidiary, Florina, and certain contractual cash requirements at the Company’s wholly owned Australian subsidiary related to certain performance guarantees at its Ravenhall facility. The investments held in the rabbi trust related to The GEO Group, Inc. Non-Qualified Deferred Compensation Plan and the investments in equity and fixed income mutual funds held in Florina are restricted investments that are not considered to be restricted cash and cash equivalents in the accompanying consolidated statements of cash flows. Refer to Note 3 - Financial Instruments.

6. SHAREHOLDERS’ EQUITY

The following tables present the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2026
Balance, July 1, 2026	132,285	$1,424	$1,328,660	$380,089	$(15,983)	10,098	$(177,755)	$(1,755)	$1,514,680
Proceeds from exercise of stock options	123	1	2,017	—	—	—	—	—	2,018
Stock-based compensation expense	—	—	5,002	—	—	—	—	—	5,002
Restricted stock canceled	(31)	—	—	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(9)	—	(271)	—	—	—	—	—	(271)
Issuance of common stock - ESPP	1	—	38	—	—	—	—	—	38
Net income	—	—	—	49,214	—	—	—	(11)	49,203
Other comprehensive income (loss)	—	—	—	—	13	—	—	(1)	12
Balance, September 30, 2026	132,369	$1,425	$1,335,446	$429,303	$(15,970)	10,098	$(177,755)	$(1,767)	$1,570,682

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Three Months Ended September 30, 2025
Balance, July 1, 2025	141,245	$1,413	$1,309,317	$88,546	$(16,254)	—	$—	$(1,602)	$1,381,420
Proceeds from exercise of stock options	19	—	222	—	—	—	—	—	222
Stock-based compensation expense	—	—	7,627	—	—	—	—	—	7,627
Restricted stock canceled	(12)	—	—	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(91)	(1)	(2,253)	—	—	—	—	—	(2,254)
Purchase of treasury shares [2]	(1,967)	—	—	—	—	1,967	(41,630)	—	(41,630)
Issuance of common stock - ESPP	2	—	40	—	—	—	—	—	40
Net income	—	—	—	173,940	—	—	—	(18)	173,922
Other comprehensive income (loss)	—	—	—	—	649	—	—	(16)	633
Balance, September 30, 2025	139,196	$1,412	$1,314,953	$262,486	$(15,605)	1,967	$(41,630)	$(1,636)	$1,519,980

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2026
Balance January 1, 2026	136,243	$1,412	$1,319,135	$294,252	$(17,972)	4,939	$(91,021)	$(1,672)	$1,504,134
Proceeds from exercise of stock options	376	4	5,029	—	—	—	—	—	5,033
Stock-based compensation expense	—	—	17,691	—	—	—	—	—	17,691
Restricted stock granted	1,527	15	(15)	—	—	—	—	—	—
Restricted stock canceled	(198)	(2)	2	—	—	—	—	—	—
Shares withheld for net settlements of share- based awards [1]	(426)	(4)	(6,515)	—	—	—	—	—	(6,519)
Issuance of common stock - ESPP	6	—	119	—	—	—	—	—	119
Purchase of treasury shares [2]	(5,159)	—	—	—	—	5,159	(86,734)	—	(86,734)
Net income	—	—	—	135,051	—	—	—	(82)	134,969
Other comprehensive income (loss)	—	—	—	—	2,002	—	—	(13)	1,989
Balance, September 30, 2026	132,369	$1,425	$1,335,446	$429,303	$(15,970)	10,098	$(177,755)	$(1,767)	$1,570,682

	Common shares		Additional Paid-In		Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Loss	Shares	Amount	Interests	Equity
For the Nine Months Ended September 30, 2025
Balance, January 1, 2025	140,181	$1,402	$1,315,256	$39,880	$(21,602)	—	$—	$(1,522)	$1,333,414
Proceeds from exercise of stock options	293	3	4,387	—	—	—	—	—	4,390
Stock-based compensation expense	—	—	19,621	—	—	—	—	—	19,621
Restricted stock granted	1,827	18	(18)	—	—	—	—	—	-
Restricted stock canceled	(146)	(1)	1	—	—	—	—	—	-
Shares withheld for net settlements of share- based awards [1]	(997)	(10)	(24,421)	—	—	—	—	—	(24,431)
Purchase of treasury shares [2]	(1,967)	—	—	—	—	1,967	(41,630)	—	(41,630)
Issuance of common stock - ESPP	5	—	127	—	—	—	—	—	127
Net income	—	—	—	222,606	—	—	—	(68)	222,538
Other comprehensive income (loss)	—	—	—	—	5,997	—	—	(46)	5,951
Balance, September 30, 2025	139,196	$1,412	$1,314,953	$262,486	$(15,605)	1,967	$(41,630)	$(1,636)	$1,519,980

[1] The Company withheld shares through net settlements to satisfy statutory tax withholding requirements upon the vesting of shares of restricted stock held by employees.

[2] During the nine months ended September 30, 2026 and 2025, the Company repurchased 5,158,349 and 1,966,779 shares of its common stock in the open market, respectively

Share Repurchase Program

On August 4, 2025, the Company's Board of Directors ("Board") authorized and approved a share repurchase program (the "Share Repurchase Program") covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. On November 4, 2025, the Board authorized and approved an increase to the size of the Share Repurchase Program to $500 million and an extension of the expiration date to December 31, 2029. On September 17, 2026, the Board authorized and approved an increase to the size of the Share Repurchase Program from $500 million to $1.25 billion. Repurchases of the Company's common stock will be made in accordance with applicable securities laws and may be made at senior management’s discretion from time to time in the open market, by block purchase, through privately negotiated transactions, pursuant to a trading plan, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The authorization for the Share Repurchase Program may be extended, increased, decreased, suspended or terminated by the Board of Directors in its discretion at any time. Repurchases of the Company's common stock (and the timing thereof) will depend upon market conditions, regulatory requirements, the Company's existing obligations, including its Credit Agreement, other corporate liquidity requirements and priorities and other factors as may be considered in the Company's sole discretion. The authorization for the Share Repurchase Program does not obligate the Company to purchase any particular amount of the Company’s common stock. During the nine months ended September 30, 2026, the Company repurchased 5,158,349 shares of its common stock under the program.

Automatic Shelf Registration on Form S-3

On October 30, 2023, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enabled the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and was valid for three years.

On October 30, 2026, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that enables the Company to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. The shelf registration statement became automatically effective upon filing and is valid for three years.

Prospectus Supplement

On December 28, 2023, in connection with the shelf registration, the Company filed with the SEC a prospectus supplement related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $300 million through sales agents. Sales of shares of GEO's common stock under the prospectus supplement and equity distribution agreements entered into with the sales agents, if any, will be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. There were no shares of common stock sold under this prospectus supplement during the nine months ended September 30, 2026 or 2025.

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

The components of accumulated other comprehensive loss attributable to GEO within shareholders' equity are as follows:

	Nine Months Ended September 30, 2026
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2026	$(21,440)	$2,744	$476	$248	$(17,972)
Current-period other comprehensive income (loss)	2,690	1,455	(2,162)	19	2,002
Balance, September 30, 2026	$(18,750)	$4,199	$(1,686)	$267	$(15,970)

	Nine Months Ended September 30, 2025
	(In thousands)
	Foreign currency translation adjustments, net of tax (1)	Change in fair value of derivatives, net of tax	Change in marketable securities, net of tax	Pension adjustments, net of tax	Total
Balance, January 1, 2025	$(26,939)	$3,833	$(15)	$1,519	$(21,602)
Current-period other comprehensive income (loss)	6,833	(1,184)	496	(148)	5,997
Balance, September 30, 2025	$(20,106)	$2,649	$481	$1,371	$(15,605)

(1)
The foreign currency translation related to noncontrolling interests was not significant at September 30, 2026 or 2025.

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

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each time-based or performance-based option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans was as follows for the nine months ended September 30, 2026:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2026	1,464	$18.25	6.07	$4,254
Options granted	399	14.35
Options exercised	(376)	13.38
Options forfeited/canceled/expired	(113)	19.29
Options outstanding at September 30, 2026	1,374	$18.37	6.54	$16,919
Options vested and expected to vest at September 30, 2026	1,288	$18.44	6.38	$15,798
Options exercisable at September 30, 2026	570	$20.11	3.65	$6,205

During the nine months ended September 30, 2026, the Company granted approximately 399,000 options to certain employees which had a grant date fair value of $7.26. For the three months ended September 30, 2026 and 2025, the amount of stock-based compensation expense related to stock options was $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the amount of stock-based compensation expense related to stock options was $1.8 million and $1.4 million, respectively. As of September 30, 2026, the Company had $5.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant. Generally, the restricted stock awards vest in equal increments over either a three-or four-year period. The fair value of restricted stock awards, which do not contain a market-based vesting condition, is determined using the closing price of the Company's common stock on the date of grant. The Company has historically issued share-based awards with service-based, performance-based and market-based vesting criteria.

A summary of the activity of restricted stock outstanding is as follows for the nine months ended September 30, 2026:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2026	2,457	$15.70
Granted	1,527	14.60
Vested	(1,389)	12.44
Forfeited/canceled	(198)	19.20
Restricted stock outstanding at September 30, 2026	2,397	$16.16

During the nine months ended September 30, 2026, the Company granted approximately 1,527,000 shares of restricted stock to certain employees and executive officers. Of these awards, 145,587 are market and performance-based awards which will be forfeited if the Company does not achieve certain annual metrics during 2026, 2027 and 2028.

The vesting of these performance-based restricted stock grants is subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 50% of the shares of restricted stock ("TSR Target Award") that will have one-third vest each year of the performance period if GEO meets certain total shareholder return ("TSR") performance targets, as compared to the total shareholder return of a peer group of companies, over a three year period from January 1, 2026 to December 31, 2028 and (ii) up to 50% of the shares of restricted stock ("ROCE Target Award") that will have one-third vest each year of the performance period if GEO meets certain return on capital employed ("ROCE") performance targets over a three year period from January 1, 2026 to December 31, 2028. These market and performance awards can vest at between 0% and 200% of the target awards for both metrics. The number of shares shown for the performance-based awards is based on the target awards for both metrics.

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

For the three months ended September 30, 2026 and 2025, the Company recognized $4.4 million and $7.1 million, respectively, of compensation expense related to its restricted stock awards. For the nine months ended September 30, 2026 and 2025, the Company recognized $15.9 million and $18.2 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2026, the Company had $24.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based and market-based vesting, that are expected to be recognized over a weighted average period of 2.3 years.

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

The Amended ESPP is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Amended ESPP are made on the last day of each month. During the nine months ended September 30, 2026 and 2025, 5,823 and 5,165 shares, respectively, of the Company's common stock were issued in connection with the Amended ESPP.

8. EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing the net income attributable to The GEO Group, Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share were calculated for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$49,203	$173,922	$134,969	$222,538
Net loss attributable to noncontrolling interests	11	18	82	68
Net income attributable to The GEO Group, Inc.	49,214	173,940	135,051	222,606
Basic earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	129,969	138,283	131,052	137,992
Per share amount	$0.38	$1.26	$1.03	$1.61
Diluted earnings per share attributable to The GEO Group, Inc.
Weighted average shares outstanding	129,969	138,283	131,052	137,992
Dilutive effect of equity incentive plans	2,033	1,709	1,639	2,517
Weighted average shares assuming dilution	132,002	139,992	132,691	140,509
Per share amount	$0.37	$1.24	$1.02	$1.58

For the three months ended September 30, 2026, 458,437 weighted average shares of common stock underlying options were excluded from the computation of diluted earnings per share ("EPS") because the effect would be anti-dilutive. There were 0 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the three months ended September 30, 2025, 538,832 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 419,141 common stock equivalents from restricted shares that were anti-dilutive for the period.

For the nine months ended September 30, 2026, 543,251 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. There were 251,021 common stock equivalents from restricted shares that were anti-dilutive for the period.

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

In August of 2019, the Company entered into two interest rate swap agreements in the aggregate notional amount of $44.3 million to fix the interest rate on certain of its variable rate debt to 4.22%. The Company has designated these interest rate swaps as hedges against changes in the cash flows of two identical promissory notes (the "Notes") which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The Company has determined that the swaps have payment, expiration dates, and provisions that coincide with the terms of the Notes and are therefore considered to be effective cash flow hedges. Accordingly, the Company records the change in fair value of the interest rate swaps as accumulated other comprehensive income (loss), net of applicable taxes. Total unrealized (gain) loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was ($1.2) million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively. Total unrealized (gain) loss recorded in other comprehensive income (loss), net of tax, related to these cash flow hedges was ($1.5) million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively. The total fair value of the swap assets as of September 30, 2026 and December 31, 2025 was $5.3 million and $3.5 million, respectively, and is recorded as a component of Other Non-Current Assets within the accompanying consolidated balance sheets. There was no material ineffectiveness for the period presented. The Company does not expect to enter into any transactions during the next twelve months which would result in reclassification into earnings or losses associated with these swaps currently reported in accumulated other comprehensive income (loss). Refer to Note 10 - Debt for additional information.

10. DEBT

Debt outstanding as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit Agreement
Revolver	$236,506	$358,583
Total Credit Agreement	236,506	358,583
8.625% Secured Notes due 2029
Notes Due in 2029	650,000	650,000
Unamortized debt issuance costs	(7,701)	(9,643)
Total 8.625% Secured Notes due 2029	642,299	640,357
10.250% Unsecured Notes due 2031
Notes Due in 2031	625,000	625,000
Unamortized debt issuance costs	(9,057)	(10,169)
Total 10.25% Unsecured Notes due 2031	615,943	614,831
Finance Lease Liabilities	—	29
Other debt, net of unamortized debt issuance costs	35,873	36,823
Total debt	1,530,621	1,650,623
Current portion of finance lease liabilities and long-term debt	(1,369)	(1,355)
Long-Term Debt	$1,529,252	$1,649,268

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

On October 5, 2026, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") to extend the maturity of its $550 million Revolving Credit Facility to July 14, 2031 and to increase the Company’s restricted payments capacity. Refer to Note 15 - Subsequent Events.

The Amended and Restated Credit Agreement contains certain customary representations and warranties, affirmative covenants and negative covenants, including restrictions on the ability of GEO and its restricted subsidiaries to, among other things, (i) create, incur or assume any indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make certain restricted payments, (vi) engage in transactions with affiliates, (vii) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any subordinated indebtedness, except as permitted under applicable subordination terms, (viii) engage in other businesses, except as permitted, and (ix) materially impair the security interests securing the obligations under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains certain financial covenants, including a maximum total leverage ratio covenant, a maximum first lien leverage ratio covenant and a minimum interest coverage ratio covenant. In addition, the Amended and Restated Credit Agreement restricts GEO from electing to be taxed as a real estate investment trust under the Internal Revenue Code. The Amended and Restated Credit Agreement also contains certain customary events of default.

The Credit Facility guarantors will guarantee the obligations in respect of the commitments and loans under the Amended and Restated Credit Agreement. The obligations of the Credit Facility Borrowers and the Credit Facility guarantors in respect of the Amended and Restated Credit Agreement will be secured by first-priority liens on substantially all of their assets, including real property interests with respect to which the Amended and Restated Credit Agreement requires the execution and delivery of a mortgage. The rights of the holders of the Secured Notes in the Collateral (including the right to exercise remedies) are subject to the First Lien Intercreditor Agreement.

As of September 30, 2026, the Company had $236.5 million in borrowings under its revolver, and approximately $56.5 million in letters of credit which left approximately $257.0 million in additional borrowing capacity under the revolver. The weighted average interest rate on outstanding borrowings under the Amended and Restated Credit Agreement as of September 30, 2026 was 6.25%.

Secured Notes

Certain terms and conditions of the 2029 Indenture and the Secured Notes were as follows:

Maturity. The Secured Notes were scheduled to mature on April 15, 2029.

Interest. The Secured Notes accrue interest at a rate of 8.625% per year. Interest on the Secured Notes was payable semi-annually on each April 15 and October 15, which commenced on October 15, 2024.

Issue Price. The Secured Notes were issued at par.

Guarantees. The Secured Notes were fully and unconditionally guaranteed by each of the Initial Guarantors (as defined in the 2029 Indenture) and could have been guaranteed by additional subsidiaries of the Company when a subsidiary guarantees debt under the credit facilities (other than debt securities) and debt securities in an aggregate principal amount of at least $100.0 million.

Ranking. The Secured Notes and the Secured Note Guarantees were GEO and the Guarantors’ respective senior, secured obligations, and the indebtedness evidenced by the Secured Notes and the Secured Note Guarantees ranked equal in right of payment to all of GEO’s and the Guarantors’ other existing and future senior obligations, including the indebtedness under the Credit Agreement and the guarantees thereof; effectively senior in right of payment to all of GEO’s and the Guarantors’ existing and future unsecured indebtedness, including the Unsecured Notes, and the guarantees thereof, to the extent of the value of the Collateral (as defined below); senior in right of payment to any of GEO’s and the Guarantors’ future subordinated indebtedness; effectively junior in right of payment to any of GEO’s and the Guarantors’ future secured indebtedness that is secured by a lien on any assets not constituting Collateral, to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other liabilities of Subsidiaries that did not guarantee the Secured Notes and joint ventures, including trade payables.

Security. The Secured Notes and the Secured Note Guarantees were secured on a first-priority basis by the same collateral (the “Collateral”) that secures the obligations under the Credit Agreement in accordance with the terms of the 2029 Indenture and security agreements relating to the Collateral and instruments filed and recorded in appropriate jurisdictions to preserve and protect the liens on the Collateral (including, without limitation, mortgages, deeds of trust or deed to secure debt and financing statements under the Uniform Commercial Code of the relevant states applicable to the Collateral), each for the benefit of the Trustee, Collateral Agent and the holders of the Secured Notes.

Mandatory Redemption. The Company was not required to make mandatory redemption or sinking fund payments with respect to the Secured Notes.

Optional Redemption. On or after April 15, 2026, the Company could have redeemed all or a part of the Secured Notes (which includes Additional Notes (as defined in the 2029 Indenture), if any), upon not less than 10 nor more than 60 days’ notice, at the fixed redemption prices expressed as percentages of the principal amount set forth in the 2029 Indenture, plus accrued and unpaid interest, if any, on the Secured Notes redeemed, to, but excluding, the applicable redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. In addition, the Company was able to redeem up to 35% of the aggregate principal amount of the Secured Notes at any time and from time to time before April 15, 2026, with an amount up to the net proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date provided, that (1) at least 65% of the aggregate principal amount of Secured Notes remains outstanding immediately after the occurrence of that redemption and (2) the redemption occurs within 90 days of the date of the closing of the equity offering. The Company was able to redeem the Secured Notes, in whole or in part, at any time and from time to time before April 15, 2026, at a redemption price equal to 100% of the principal amount of the Secured Notes (which includes Additional Notes, if any), plus the Applicable Premium (as defined in the 2029 Indenture) as of the applicable redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, subject to the rights of holders of Secured Notes on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed prior to such date. Additionally, during any twelve-month period prior to April 15, 2026, the Company was entitled at its option on one or more occasions to redeem the Secured Notes (which includes Additional Notes, if any) in an aggregate principal amount not to exceed 10% of the aggregate principal amount of the outstanding Secured Notes (which includes Additional Notes, if any) at a redemption price (calculated by the Company and expressed as a percentage of principal amount) of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Change of Control. If a Change of Control (as defined in the 2029 Indenture) had occurred, the Company would have offered a payment in cash equal to 101% of the aggregate principal amount of Secured Notes repurchased, plus accrued and unpaid interest, if any, on the Secured Notes repurchased, to (but not including) the date of purchase, subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date if the Secured Notes have not been redeemed or repurchased prior to such date.

Certain Covenants. The 2029 Indenture contained certain covenants that would limit, among other things, the Company’s and its Restricted Subsidiaries’ (as defined in the 2029 Indenture) ability to: incur additional indebtedness (including guarantees thereof); incur or create liens, other than Permitted Liens (as defined in the 2029 Indenture); make certain Restricted Payments (as defined in the 2029 Indenture); make certain investments; dispose of certain assets; allow to exist certain restrictions on the ability of the Company’s Restricted Subsidiaries to pay any dividend or make any other payment or distribution on account of the Company’s or any Restricted Subsidiary’s Equity Interests (as defined in the 2029 Indenture); engage in certain transactions with affiliates; and engage in any business other than Permitted Businesses (as defined in the 2029 Indenture). These covenants are subject to a number of important limitations and exceptions.

Events of Default. The 2029 Indenture contained customary events of default which could, subject to certain conditions, cause the Secured Notes to become immediately due and payable.

The Secured Notes were also subject to the terms of the First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), dated April 18, 2024, among GEO, GEOCH, the other grantors from time to time party thereto, Citizens Bank, N.A., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, and Ankura Trust Company, LLC as Initial Additional Collateral Agent and Initial Additional Authorized Representative. The First Lien Intercreditor Agreement set forth the relative rights and obligations of the holders of First Lien Secured Obligations (which means (i) all obligations as defined in the Credit Agreement, (ii) all obligations under the Secured Notes, the 2029 Indenture, the Secured Note Guarantees and the Security Documents (as defined in the 2029 Indenture), and (iii) any other indebtedness secured on a first lien pari passu basis with such obligations), in each case, with respect to shared Collateral.

On October 15, 2026 (the "Redemption Date"), the Company completed the redemption of all of the $650 million in outstanding aggregate principal amount of its 8.625% Senior Secured Notes due 2029. Refer to Note 15 - Subsequent Events for further information.

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

Other

In August of 2019, the Company entered into two identical notes in the aggregate amount of $44.3 million which are secured by loan agreements and mortgage and security agreements on certain real property and improvements. The terms of the notes are through September 1, 2034 and bear interest at SOFR plus 205 basis points and are payable in monthly installments plus interest. The Company has entered into interest rate swap agreements to fix the interest rate to 4.22%. Included in the balance at September 30, 2026 is $0.4 million of deferred loan costs incurred in the transaction. Refer to Note 9 - Derivative Financial Instruments for further information.

The Company was in compliance with its debt covenants at September 30, 2026.

Guarantees

Australia

The Company has entered into a guarantee in the form of a letter of credit in connection with the operating performance of a facility in Australia. The obligation amounted to approximately AUD59.8 million, or $41.7 million, based on exchange rates as of September 30, 2026.

As of September 30, 2026, the Company also had six other letters of credit outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling AUD11.4 million, or $7.9 million, based on exchange rates as of September 30, 2026.

Except as discussed above, the Company does not have any off-balance sheet arrangements.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process. On April 6, 2026, GEO filed a motion seeking certification of the appeal of its Yearsley defense, a motion to stay any further proceedings pending resolution of GEO’s Petition for Writ of Certiorari to the Supreme Court in Nwauzor v. GEO (discussed below), and a separate motion for summary judgment under qualified immunity. Briefing on those motions was completed on May 25, 2026. This case was set for trial on November 2, 2026. On November 2, 2026, the parties filed a notice with the court indicating the parties would be preparing and submitting to the court by December 11, 2026, a proposed settlement for the court’s consideration and preliminary approval, and requesting a hearing so that the Court may consider approval of the proposed settlement. If approved, any settlement is subject to class member objections. On November 2, 2026, the court entered an order vacating the trial.

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

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. On May 18, 2026, the Supreme Court requested the views of the United States Solicitor General. On September 15, 2026, the United States Solicitor General filed a brief urging the Court to accept GEO’s petition and overturn the decision of the Ninth Circuit. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act, and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in Nwauzor and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on Nwauzor. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay. On September 2, 2025, the Ninth Circuit granted GEO's Unopposed Motion to Stay the Nwauzor Mandate Pending Disposition of a Petition for Certiorari. The Ninth Circuit ordered that "the mandate is stayed for a period not to exceed 90 days pending the filing of the petition for writ of certiorari in the Supreme Court. Should Appellants file for a writ of certiorari, the stay shall continue until final disposition by the Supreme Court." On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. On May 18, 2026, the Supreme Court requested the views of the United States Solicitor General. On September 15, 2026, the United States Solicitor General filed a brief urging the Court to accept GEO’s petition and overturn the decision of the Ninth Circuit. GEO’s Petition in the Nwauzor lawsuits remains pending, and this case remains stayed pending resolution of that Petition.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States. On May 4, 2026, the District Court denied GEO’s request to stay the proceedings pending the Supreme Court petition, and the parties briefed motions for preliminary injunction. On July 9, 2026, the district court granted the State of Washington’s motions for an injunction allowing the state access to certain portions of the Center. However, the district court stayed the injunction for 14 days pending GEO’s appeal of the orders. GEO filed timely notices of appeal from those orders on July 13, 2026, and on July 10, 2026, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Ninth Circuit's decision in this case. On September 15, 2026, the United States Solicitor General filed a brief in the Nwauzor matter urging the Court to accept that petition and linking the petition in the Washington case to the issues in Nwauzor. In early October 2026 the Supreme Court “relisted” GEO’s petition in this case to be considered by the Court at the same November 2026 conference as the Nwauzor petition.

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

On June 8, 2026, the Company filed a lawsuit in the U.S. District Court for the District of Colorado against the State of Colorado for declaratory and injunctive relief challenging the State of Colorado’s newly enacted law – House Bill 1276 which purports to empower Colorado state agencies with new inspection and investigation powers over GEO’s Colorado facilities providing contracted services to ICE. On August 20, 2026, the District Court granted GEO’s motion for a preliminary injunction against the enforcement of House Bill 1276. GEO is currently seeking a final permanent injunction against the enforcement of House Bill 1276.

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

Other Assessment

A New Mexico non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that were approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024. The managed audit was finalized and on May 12, 2026, the Company received a notice of assessment for $14.9 million, which was due and paid by the end of October 2026.

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

Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing active capital projects will be approximately $70.4 million of which $44.3 million was spent through the first nine months of 2026. The Company estimates the remaining capital requirements related to these capital projects will be $26.1 million which will be spent throughout the remainder of 2026.

Deferred Revenue

The Company has certain contracts that contain up-front payments from customers resulting in deferred revenue balances over the expected contract terms. As of September 30, 2026 and December 31, 2025, the current portion of deferred revenue was approximately $2.7 million and $4.0 million, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The long-term portion of deferred revenue was approximately $25.9 million at September 30, 2026 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets. There was no long-term portion at December 31, 2025.

Assets Held for Sale

At September 30, 2026, the Company had three facilities that were classified as assets held for sale which consisted of its 1,280-bed Adelanto West ICE Processing Center, 660-bed Adelanto East ICE Processing Center and its 704-bed Desert View Annex. The Company's management committed to and approved a plan to sell the facilities during the third quarter of 2026 and the sale was completed in October 2026. Consequently, the related property, plant and equipment have been reclassified as assets held for sale and depreciation ceased. Refer to Note 15 - Subsequent Events for further information.

In October, 2026, the Company's 1,408-bed Aurora Ice Processing Center, 1,876-bed Moshannon Valley Processing Center, 1,635-bed Northwest ICE Processing Center and its 1,000-bed Delaney Hall Facility met the criteria to be classified as assets held for sale. The net carrying value of these facilities were approximately $69 million, $54 million, $60 million and $36 million, respectively, at September 30, 2026. The related property, plant and equipment will be reclassified as assets held for sale and depreciation ceased in the fourth quarter of 2026.

Idle Facilities

As of September 30, 2026, the Company was marketing (or awaiting activation of) seven idle facilities to potential customers. One of the facilities, Cheyenne Mountain Recovery Center, is under a contract which has yet to be activated. The carrying values of these idle facilities are included in Property and Equipment in the accompanying consolidated balance sheets. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that can be easily transferred for use at other facilities. There was no indication of impairment related to the Company's idle facilities as of September 30, 2026.

				Secure Services	Reentry Services	Total
		Secure Services	Reentry Services	Net Carrying Value	Net Carrying Value	Net Carrying Value
Facility	Year Idled	Design Capacity (beds)	Design Capacity (beds)	September 30, 2026	September 30, 2026	September 30, 2026
Cedar Hill Facility [1]	2021	925	—	29,582	—	29,582
Flightline Facility [1]	2021	1,404	—	39,008	—	39,008
McFarland Facility	2020	300	—	9,957	—	9,957
Lea County Correctional Facility	2025	1,200	—	43,968	—	43,968
Cheyenne Mountain Recovery Center	2020	700	—	16,643	—	16,643
Philadelphia Residential	2024	—	400	—	5,718	5,718
Coleman Hall	2017	—	276	—	5,265	5,265
Total		4,529	676	$139,158	$10,983	$150,141

[1] The Company announced on November 2, 2026 that it has entered into a 10-year intergovernmental service agreement with ICE for these facilities. Refer to Note 15 - Subsequent Events for further information.

Lease Revenue

The Company leases eight of its owned facilities to unrelated parties, six of which have a five year term through June 2027. The carrying value of these leased facilities as of September 30, 2026 is $42.6 million, net of accumulated depreciation of $28.9 million. For the additional two leased facilities, one facility has a term of sixty-nine months with one-year renewal options whose base term expires in October 2028. The carrying value of this leased facility as of September 30, 2026 was $68.6 million, net of accumulated depreciation of $43.8 million. The remaining facility has a term of twenty years with renewals and expires in October 2041. The carrying value of this leased facility as of September 30, 2026 was $18.8 million, net of accumulated depreciation of $20.4 million. Rental income, included in Revenues, for leased facilities for each of the three months ended September 30, 2026 and 2025, was approximately $3.8 million. Rental income, included in Revenues, for leased facilities for each of the nine months ended September 30, 2026 and 2025, was approximately $11.3 million. As of September 30, 2026, future minimum rentals to be received on these leases are as follows:

Annual Rental
Year	(in thousands)
Remainder of 2026	$3,966
2027	15,934
2028	14,601
2029	7,124
2030	5,812
Thereafter	49,574
Total	$97,011

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

Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of the operating segments is evaluated based on segment operating income, which is defined as income before income taxes before the following: unallocated corporate general and administrative expenses, interest expense, net, gain/loss on asset divestitures/impairment, contingent litigation reserve, other income and loss on extinguishment of debt not allocated to the operating segments. The CODM uses segment operating income as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis when evaluating performance for each segment and making decisions about capital allocation.

Summarized financial information for the Company's segments is shown in the following tables including a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates, in each case, during the three and nine months ended September 30, 2026 and 2025, respectively.

Three Months Ended September 30, 2026	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$542,060	$81,816	$74,300	$62,886	$761,062
Less:
Labor and Related Taxes [1]	303,430	23,946	32,528	32,800	392,704
Medical Services and Supplies [1]	16,344	—	—	—	16,344
Other Segment Items [2]	108,485	24,026	23,626	21,366	177,503
Operating Income from Segments	$113,801	$33,844	$18,146	$8,720	$174,511
Unallocated amounts:
General and administrative expense					(72,122)
Net interest expense					(36,092)
Loss on asset divestitures					—
Income before income taxes and equity in earnings of affiliates					$66,297

Capital Expenditures	$13,654	$13,280	$3,578	$784	$31,296
Depreciation and amortization	$23,961	$6,492	$3,006	$723	$34,182

Three Months Ended September 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$481,628	$80,538	$72,657	$47,518	$682,341
Less:
Labor and Related Taxes [1]	272,379	23,514	31,991	25,065	352,949
Medical Services and Supplies [1]	15,583	—	—	—	15,583
Other Segment Items [2]	110,420	23,576	21,050	18,342	173,388
Operating Income from Segments	$83,246	$33,448	$19,616	$4,111	$140,421
Unallocated amounts:
General and administrative expense					(62,121)
Net interest expense					(35,676)
Loss on extinguishment of debt					(7,851)
Contingent litigation reserve					(37,600)
Gain on asset divestitures					232,381
Income before income taxes and equity in earnings of affiliates					$229,554

Capital Expenditures	$85,044	$5,665	$2,987	$841	$94,537
Depreciation and amortization	$22,424	$6,619	$3,372	$624	$33,039

Nine Months Ended September 30, 2026	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,565,190	$232,220	$217,971	$182,966	$2,198,347
Less:
Labor and Related Taxes [1]	870,433	69,765	97,208	96,807	1,134,213
Medical Services and Supplies [1]	49,791	—	—	—	49,791
Other Segment Items [2]	316,541	71,750	71,884	62,610	522,785
Operating Income from Segments	$328,425	$90,705	$48,879	$23,549	$491,558
Unallocated amounts:
General and administrative expense					(198,167)
Net interest expense					(108,049)
Loss on asset divestitures					(673)
Income before income taxes and equity in earnings of affiliates					$184,669

Capital Expenditures	$38,554	$24,376	$9,920	$1,860	$74,710
Depreciation and amortization	$71,953	$19,077	$9,104	$2,074	$102,208

Nine Months Ended September 30, 2025	U.S. Secure Services	Electronic Monitoring and Supervision Services	Reentry Services	International Services	Total

Revenues	$1,329,009	$237,176	$214,343	$143,326	$1,923,854
Less:
Labor and Related Taxes [1]	751,690	70,262	95,365	78,681	995,998
Medical Services and Supplies [1]	45,734	—	—	—	45,734
Other Segment Items [2]	302,192	70,958	68,619	52,980	494,749
Operating Income from Segments	$229,393	$95,956	$50,359	$11,665	$387,373
Unallocated amounts:
General and administrative expense					(176,116)
Net interest expense					(115,561)
Loss on extinguishment of debt					(8,446)
Other income					5,514
Contingent litigation reserve					(37,600)
Gain on asset divestitures					232,381
Income before income taxes and equity in earnings of affiliates					$287,545

Capital Expenditures	$128,102	$24,843	$6,382	$1,959	$161,286
Depreciation and amortization	$67,143	$18,764	$10,241	$1,759	$97,907

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

Segment Assets

	September 30, 2026	December 31, 2025
	(In thousands)
Segment assets:
U.S. Secure Services	$2,481,696	$2,547,537
Electronic Monitoring and Supervision Services	565,022	519,274
Reentry Services	436,009	439,656
International Services	79,244	76,400
Total segment assets	$3,561,971	$3,582,867

Asset Reconciliation

The following is a reconciliation of the Company's reportable segment assets to the Company's total assets as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
	(In thousands)
Reportable segment assets	$3,561,971	$3,582,867
Cash	215,955	68,995
Deferred income tax assets	9,396	9,396
Restricted cash and investments, current and non-current	197,305	182,364
Total assets	$3,984,627	$3,843,622

Geographic Information

During each of the three and nine months ended September 30, 2026 and 2025, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for three correctional facilities and a contract to provide health services for several public prisons, and (ii) the Company’s wholly-owned subsidiary in South Africa, SACM, through which the Company manages one correctional facility.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Revenues:
U.S. operations	$698,176	$634,823	$2,015,381	$1,780,528
Australia operations	57,080	42,367	166,076	128,602
South African operations	5,806	5,151	16,890	14,724
Total revenues	$761,062	$682,341	$2,198,347	$1,923,854

	September 30, 2026	December 31, 2025
	(In thousands)
Property and Equipment, net:
U.S. operations	$1,704,288	$1,874,746
Australia operations	9,605	9,372
South African operations	25	80
Total Property and Equipment, net	$1,713,918	$1,884,198

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Revenues:
Secure Services [1]	$604,946	$529,146	$1,748,156	$1,472,335
Electronic Monitoring and Supervision Services	81,816	80,538	232,220	237,176
Reentry Services	74,300	72,657	217,971	214,343
Total revenues	$761,062	$682,341	$2,198,347	$1,923,854

[1] Includes international secure services.

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

The Company has recorded approximately $0.1 million in losses, net of tax, for SACS operations during the three and nine months ended September 30, 2026, and $0.1 million and $1.9 million in earnings, net of tax, for SACS operations during the three and nine months ended September 30, 2025, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company’s investment in SACS was $4.2 million and $5.9 million, respectively, and represents its share of cumulative reported earnings.

The Company has recorded $0.9 million and $2.2 million in earnings, net of tax, for GEOAmey's operations during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million in earnings, net of tax, for GEOAmey's operations during the three and nine months ended September 30, 2025, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company’s investment in GEOAmey was $9.7 million and $7.7 million, respectively, and represents its share of cumulative reported earnings.

13. BENEFIT PLANS

The following tables summarize key information related to the Company’s pension plans and retirement agreements (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$29,041	$27,027
Service cost	396	532
Interest cost	1,177	1,504
Actuarial loss	—	1,360
Benefits paid	(889)	(1,382)
Projected benefit obligation, end of period	$29,725	$29,041
Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	889	1,382
Benefits paid	(889)	(1,382)
Plan assets at fair value, end of period	$—	$—
Unfunded Status of the Plan	$29,725	$29,041

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Components of Net Periodic Benefit Cost
Service cost	$132	$133	$396	$366
Interest cost	392	376	1,177	1,128
Net (gain) loss	8	(62)	24	(187)
Net periodic benefit cost	$532	$447	$1,597	$1,307

The service cost and other components of net periodic benefit cost are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

The long-term portion of the pension liability as of September 30, 2026 and December 31, 2025 was $29.1 million and $28.4 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Amended and Restated Executive Retirement Agreement

The Company has a non-qualified deferred compensation agreement with its Chairman and Chief Executive Officer. The agreement provides for a lump sum cash payment upon retirement, no sooner than age 55. As of September 30, 2026, the Chairman and Chief Executive Officer had reached age 55 and was eligible to receive the payment upon retirement.

On May 27, 2021, the Company and its Chairman entered into an Amended and Restated Executive Retirement Agreement which replaced his previous agreement, effective July 1, 2021. Pursuant to the terms of the Amended and Restated Executive Retirement Agreement, upon the date that the Chairman ceases to provide services to the Company, the Company will pay to the Chairman an amount equal to $3.6 million which shall be paid in cash. The payment shall be credited with interest at a rate of 5% compounded quarterly. Additionally, at the end of each calendar year provided that the Chairman is still providing services to GEO pursuant to the Chairman Agreement, as amended, GEO will credit an amount equal to $1.0 million at the end of each calendar year (the “Employment Contributions Account”). The Employment Contributions Account will be credited with interest at the rate of 5% compounded quarterly. The balance of the Amended and Restated Executive Retirement Agreement was approximately $18.9 million at September 30, 2026 and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standards will be adopted in future periods:

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This amendment modernizes and makes targeted improvements to the accounting for software costs found under Subtopic 350-40, effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company expects that this ASU will impact only the Company's disclosures and not its financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

15. SUBSEQUENT EVENTS

Asset Sales

On October 2, 2026, the Company entered into a Purchase and Sale Agreement for the sales of its 1,280-bed Adelanto West ICE Processing Center (“Adelanto West”), 660-bed Adelanto East ICE Processing Center (“Adelanto East”), and 704-bed Desert View Annex (“Desert View”) located in Adelanto, California to the United States of America and its assigns, by and through the Department of Homeland Security, for an aggregate gross sales price of $950 million. As a result of the transaction, the Company recorded a gain during the fourth quarter of 2026 of approximately $560 million, net of tax of approximately $207 million.

The Company will continue to provide support services under the Company’s existing contract with U.S. Immigration and Customs Enforcement (“ICE”) for Adelanto East, Adelanto West, and Desert View, which has a full term effective through December 19, 2034, inclusive of the current term ending December 19, 2029 and a five-year option period.

The Company used the net proceeds from the sales along with cashflow from operations to reduce the Company’s debt, repurchase shares of the Company’s common stock, and for other general corporate purposes.

8.625% Senior Secured Notes due 2029 and Credit Agreement

On October 15, 2026 (the "Redemption Date"), the Company completed the redemption of all of the $650 million in outstanding aggregate principal amount of its 8.625% Senior Secured Notes due 2029.

The redemption price for the 2029 Senior Secured Notes was equal to $1,043.13 per $1,000.00 original principal amount, or approximately $678 million, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. The Indenture governing the 2029 Senior Secured Notes has been discharged. Payment of the redemption price for the 2029 Senior Secured Notes was made through the Depository Trust Company. As a result of the redemption, the Company expects to record a loss on extinguishment of debt of approximately $38 million during the fourth quarter of 2026.

On October 5, 2026, the Company closed on an amendment to the Company’s Amended Credit Agreement to extend the maturity of its $550 million Revolving Credit Facility to July 14, 2031 and to increase the Company’s restricted payments capacity.

Following this amendment and the discharge of the Indenture governing the 2029 Senior Secured Notes, GEO is permitted to make unlimited restricted payments, including share repurchases, under the Amended Credit Agreement, to the extent the Company’s total leverage ratio (as defined therein) calculated on a pro forma basis after giving effect to such restricted payment would be equal to or less than 2.25 to 1.00 and no default exists thereunder. Additionally, under the Indenture governing the Company’s $625 million 10.25% Senior Unsecured Notes due 2031, GEO is permitted to make unlimited restricted payments, including share repurchases, to the extent the Company’s consolidated total leverage ratio (as defined therein) calculated on a pro forma basis after giving effect to such restricted payment would be equal to or less than 2.00 to 1.00 and no default exists thereunder.

Contract Developments

On October 29, 2026, the Company announced that it has entered into a new 10-year management contract for the continued provision of support services at the GEO-owned 1,635-bed Northwest ICE Processing Center located in Tacoma, Washington. Support services at the Northwest ICE Processing Center are expected to include security, maintenance, and food services, as well as access to recreational amenities, medical care, and transportation services.

On November 2, 2026, the Company announced that the City of Big Spring, Texas has entered into a 10-year intergovernmental service agreement with U.S. Immigration and Customs Enforcement (“ICE”) for the activation of a federal immigration processing center at its previously idled 2,329-bed Big Spring Complex in Texas (the “Big Spring Complex”), comprised of the 1,404-bed Flightline Facility and the 925-bed Cedar Hill Facility. The Company will provide support services at the Big Spring Complex, which are expected to include the exclusive use of the Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and transportation services.

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
•
the covenants in the indentures governing the Unsecured Notes and the Amended and Restated Credit Agreement impose significant operating and financial restrictions which may adversely affect our ability to operate our business;
•
servicing our indebtedness will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control and we may not be able to generate the cash required to service our indebtedness;
•
because historically portions of our senior indebtedness have had floating interest rates, an increase in interest rates would adversely affect cash flows;
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

At September 30, 2026, our worldwide operations include the management and/or ownership of approximately 76,000 beds at 97 secure services and community based facilities, including idle facilities, and also include the provision of community supervision services for individuals through an array of technology products including radio frequency, GPS, and alcohol monitoring devices.

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

For the nine months ended September 30, 2026 and 2025, we had consolidated revenues of $2,198.3 million and $1,923.9 million, respectively. We maintained an average company-wide facility occupancy rate of approximately 92% including 70,707 active beds and excluding 5,205 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2026, and approximately 89% including 68,157 active beds and excluding 6,646 idle beds, which includes those being marketed to potential customers, for the nine months ended September 30, 2025.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 25, 2026, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the year ended December 31, 2025.

Recent Developments

Contract Developments

On November 2, 2026, we announced that the City of Big Spring, Texas has entered into a 10-year intergovernmental service agreement with U.S. Immigration and Customs Enforcement (“ICE”) for the activation of a federal immigration processing center at our previously idled 2,329-bed Big Spring Complex in Texas (the “Big Spring Complex”), comprised of the 1,404-bed Flightline Facility and the 925-bed Cedar Hill Facility. We will provide support services at the Big Spring Complex, which are expected to include the exclusive use of the Facility by ICE, along with security, maintenance, and food services, as well as access to recreational amenities, medical care, and transportation services.

On October 29, 2026, we announced that we have entered into a new 10-year management contract for the continued provision of support services at the GEO-owned 1,635-bed Northwest ICE Processing Center located in Tacoma, Washington. Support services at the Northwest ICE Processing Center are expected to include security, maintenance, and food services, as well as access to recreational amenities, medical care, and transportation services.

Asset Sales

On October 2, 2026 we entered into a Purchase and Sale Agreement and closed on the sale of our Adelanto West, Adelanto East and Desert View ICE Processing Centers located in Adelanto, California to the United States of America and its assigns, by and through the Department of Homeland Security, for an aggregate gross sales price of $950 million. We will continue to provide support services under our existing contract with ICE for Adelanto East, Adelanto West, and Desert View, which has a full term effective through December 19, 2034, inclusive of the current term ending December 19, 2029 and a five-year option period. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Debt Transactions

On October 15, 2026 we completed the redemption of all of the $650 million in outstanding aggregate principal amount of our 8.625% Senior Secured Notes due 2029. On October 5, 2026, we entered into the Amended and Restated Credit Agreement to extend the maturity of our $550 million Revolving Credit Facility to July 14, 2031 and to increase our restricted payments capacity. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Idle Facilities

We are currently marketing (or awaiting activation) 5,205 vacant beds at seven idle facilities to potential customers. The carrying values of these idle facilities totaled $150.1 million as of September 30, 2026, excluding equipment and other assets that can be easily transferred for use at other facilities. Refer to Note 11 - Commitments, Contingencies and Other Matters of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Critical Accounting Estimates

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2026, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our critical accounting policies and estimates is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Third Quarter 2026 and Third Quarter 2025

Revenues

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$542,060	71.2%	$481,628	70.6%	$60,432	12.5%
Electronic Monitoring and Supervision Services	81,816	10.8%	80,538	11.8%	1,278	1.6%
Reentry Services	74,300	9.8%	72,657	10.6%	1,643	2.3%
International Services	62,886	8.3%	47,518	7.0%	15,368	32.3%
Total	$761,062	100.0%	$682,341	100.0%	$78,721	11.5%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $60.4 million in the third quarter ended September 30, 2026 (the "Third Quarter 2026") compared to the third quarter ended September 30, 2025 (the "Third Quarter 2025") due to increases of $26.4 million related to the activations and ramp up of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. There were also aggregate net increases of $37.2 million due to increases in occupancies, transportation, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $3.2 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 4.6 million in Third Quarter 2026 compared to approximately 4.5 million in Third Quarter 2025. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 94% and 90% of capacity in Third Quarter 2026 and Third Quarter 2025, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services increased in Third Quarter 2026 compared to Third Quarter 2025 by $1.3 million primarily due to $3.1 million under our new skip tracing contract which was offset by decreases in average participant counts under the Intensive Supervision and Appearance Program ("ISAP"). We also experienced a steady and favorable technology shift to more intensive and higher priced monitoring devices such as ankle monitors which partially offset the decrease in revenue due to decreased average participant counts.

Reentry Services

Revenues for Reentry Services increased by $1.6 million in Third Quarter 2026 compared to Third Quarter 2025 primarily due to aggregate net increases of $4.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals due to new day reporting center contracts. These increases were partially offset by decreases due to contract terminations of $3.0 million.

International Services

Revenues for International Services increased by $15.4 million in Third Quarter 2026 compared to Third Quarter 2025. We experienced a net increase of $20.4 million primarily due to new health care contracts and increased populations at our Australian subsidiary. This increase was partially offset by a decrease due to foreign exchange rate fluctuations of $5.0 million.

Operating Expenses

	2026	% of Segment Revenues	2025	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$404,298	74.6%	$375,958	78.1%	$28,340	7.5%
Electronic Monitoring and Supervision Services	41,480	50.7%	40,471	50.3%	1,009	2.5%
Reentry Services	53,148	71.5%	49,669	68.4%	3,479	7.0%
International Services	53,443	85.0%	42,783	90.0%	10,660	24.9%
Total	$552,369	72.6%	$508,881	74.6%	$43,488	8.5%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $28.3 million in Third Quarter 2026 compared to Third Quarter 2025 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs of $20.1 million. We also experienced an increase of approximately $17.4 million related to the activation and ramp up of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. Partially offsetting these increases were decreases of approximately $9.2 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services increased in Third Quarter 2026 compared to Third Quarter 2025 by $1.0 million primarily due to expenses related to our new skip tracing contract.

Reentry Services

Operating expenses for Reentry Services increased by $3.5 million during Third Quarter 2026 compared to Third Quarter 2025 which was primarily due to increased programming needs and referrals as well as new day reporting centers.

International Services

Operating expenses for International Services increased in Third Quarter 2026 compared to Third Quarter 2025 by $10.7 million. We experienced an increase of $6.7 million primarily due to new health care contracts and increased populations at our Australian subsidiary. We also experienced an increase of $4.0 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2026	% of Segment Revenue	2025	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$23,961	4.4%	$22,424	4.7%	$1,537	6.9%
Electronic Monitoring and Supervision Services	6,492	7.9%	6,619	8.2%	(127)	(1.9)%
Reentry Services	3,006	4.0%	3,372	4.6%	(366)	(10.9)%
International Services	723	1.1%	624	1.3%	99	15.9%
Total	$34,182	4.5%	$33,039	4.8%	$1,143	3.5%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Third Quarter 2026 compared to Third Quarter 2025 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense decreased slightly in Third Quarter 2026 compared to Third Quarter 2025 primarily due to certain assets becoming fully depreciated.

Reentry Services

Reentry Services depreciation and amortization expense decreased slightly in Third Quarter 2026 compared to Third Quarter 2025 primarily due to certain assets becoming fully depreciated.

International Services

International Services depreciation and amortization expense increased slightly in Third Quarter 2026 compared to Third Quarter 2025 primarily due to certain asset additions.

General and Administrative Expenses

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$72,122	9.5%	$62,121	9.1%	$10,001	16.1%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $10.0 million in Third Quarter 2026 compared to Third Quarter 2025 primarily due to higher employee related benefit costs and support for the revenue growth from our new contract awards.

Contingent Litigation Reserve

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Contingent Litigation Reserve	$—	(—)%	$37,600	5.5%	$(37,600)	(100.0)%

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

Non-Operating Expenses

Interest Income and Interest Expense

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,051	0.3%	$2,558	0.4%	$(507)	(19.8)%
Interest Expense	$38,143	5.0%	$38,234	5.6%	$(91)	(0.2)%

Interest income decreased by $0.5 million in Third Quarter 2026 compared to Third Quarter 2025 primarily due to lower cash balances on hand internationally and the effect of foreign exchange rates.

Interest expense decreased slightly in Third Quarter 2026 compared to Third Quarter 2025 primarily due to lower overall principal balances and lower interest rates. On July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. We also paid off our Term Loan under the Credit Agreement in July 2025. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	(—)%	$7,851	1.2%	$(7,851)	(100.0)%

During Third Quarter 2025, we paid off our Term Loan under our Credit Agreement. In connection with the repayment, we wrote off the related deferred financing costs and paid call premiums.

Gain on Asset Divestitures

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Gain on Asset Divestitures	$—	(—)%	$232,381	34.1%	$(232,381)	(100.0)%

During Third Quarter 2025, we experienced a gain on asset divestitures of approximately $232.4 million related to the sale of our company-owned 2,388-bed Lawton Correctional Facility located in Lawton, Oklahoma to the State of Oklahoma. Also included in the gain is the sale of our company-owned and previously idled 139-bed Hector Garza Center in San Antonio, Texas.

Income Tax Provision

	2026	Effective Rate	2025	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$17,910	27.0%	$56,391	24.6%	$(38,481)	(68.2)%

The provision for income taxes decreased in Third Quarter 2026 compared to Third Quarter 2025. In Third Quarter 2026, there was a $2.2 million net discrete tax benefit as compared to a $54.9 million net discrete tax expense in Third Quarter 2025. Included in the net discrete tax benefit in Third Quarter 2026 was a $0.4 million discrete tax benefit compared to no discrete tax impact in Third Quarter 2025 related to stock compensation that vested during the quarter. Included in the net discrete tax expense in the Third Quarter 2025 was a $56.4 million discrete tax expense related to the sale of our Lawton facility. We estimate our 2026 annual effective tax rate to be in the range of approximately 29% to 31%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$816	0.1%	$759	0.1%	$57	7.5%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates was relatively consistent during Third Quarter 2026 compared to Third Quarter 2025.

Comparison of Nine Months 2026 and Nine Months 2025

Revenues

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,565,190	71.2%	$1,329,009	69.1%	$236,181	17.8%
Electronic Monitoring and Supervision Services	232,220	10.6%	237,176	12.3%	(4,956)	(2.1)%
Reentry Services	217,971	9.9%	214,343	11.1%	3,628	1.7%
International Services	182,966	8.3%	143,326	7.4%	39,640	27.7%
Total	$2,198,347	100.0%	$1,923,854	100.0%	$274,493	14.3%

U.S. Secure Services

Revenues for U.S. Secure Services increased by $236.2 million in the nine months ended September 30, 2026 (the "Nine Months 2026") compared to the nine months ended September 30, 2025 (the "Nine Months 2025") due to increases of $168.9 million related to the activation and ramp up of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. There were also aggregate net increases of $110.7 million due to increases in occupancies, transportation, rates and/or per diem amounts in connection with contract modifications. Partially offsetting these increases were decreases of approximately $43.4 million related to contract terminations.

The number of compensated mandays in U.S. Secure Services facilities was approximately 13.6 million in Nine Months 2026 compared to approximately 12.7 million in Nine Months 2025. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Secure Services facilities was approximately 93% and 88% of capacity in Nine Months 2026 and Nine Months 2025, respectively, excluding idle facilities.

Electronic Monitoring and Supervision Services

Revenues for Electronic Monitoring and Supervision Services decreased in Nine Months 2026 compared to Nine Months 2025 primarily due to a decrease in average participant counts under ISAP which was partially offset by an increase of $4.6 million under our new skip tracing contract. We also experienced a steady and favorable technology shift to more intensive and higher priced monitoring devices such as ankle monitors which partially offset the decrease in revenue due to decreased average participant counts.

Reentry Services

Revenues for Reentry Services increased by $3.6 million in Nine Months 2026 compared to Nine Months 2025 primarily due to aggregate net increases of $10.6 million related to increased census levels at certain of our community-based and reentry centers due to increased programming needs and referrals. These increases were partially offset by decreases due to contract terminations of $7.0 million.

International Services

Revenues for International Services increased by $39.6 million in Nine Months 2026 compared to Nine Months 2025. We experienced a net increase of $57.7 million primarily due to new health care contracts and increased populations at our Australian subsidiary. This increase was partially offset by a decrease due to foreign exchange rate fluctuations of $18.1 million.

Operating Expenses

	2026	% of Segment Revenues	2025	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$1,164,812	74.4%	$1,032,473	77.7%	$132,339	12.8%
Electronic Monitoring and Supervision Services	122,438	52.7%	122,456	51.6%	(18)	(0.0)%
Reentry Services	159,988	73.4%	153,743	71.7%	6,245	4.1%
International Services	157,343	86.0%	129,902	90.6%	27,441	21.1%
Total	$1,604,581	73.0%	$1,438,574	74.8%	$166,007	11.5%

U.S. Secure Services

Operating expenses for U.S. Secure Services increased by $132.3 million in Nine Months 2026 compared to Nine Months 2025 primarily due to aggregate net increases in connection with labor and medical costs, transportation services, increased occupancies and additional staffing and training costs of $94.2 million. We also experienced an increase of approximately $86.4 million related to the activation and ramp up of our new contracts at our company-owned Delaney Hall, North Lake and D. Ray James facilities as well as our managed-only contract at the North Florida Detention Center and new transportation contracts. Partially offsetting these increases were decreases of approximately $48.3 million related to contract terminations.

Electronic Monitoring and Supervision Services

Operating expenses for Electronic Monitoring and Supervision Services decreased slightly in Nine Months 2026 compared to Nine Months 2025 due to a decrease in average participant counts under ISAP which was partially offset by an increase of approximately $1.0 million related to our new skip tracing contract.

Reentry Services

Operating expenses for Reentry Services increased by $6.2 million during Nine Months 2026 compared to Nine Months 2025. We experienced an aggregate net increase of $7.4 million due to increased programming needs and referrals due to new day reporting center contracts which was partially offset by a decrease of $1.2 million due to contract terminations.

International Services

Operating expenses for International Services increased in Nine Months 2026 compared to Nine Months 2025 by $27.4 million. We experienced an increase of $13.3 million primarily due to new health care contracts and increased populations at our Australian subsidiary. We also experienced an increase of $14.1 million related to foreign exchange rate fluctuations.

Depreciation and Amortization

	2026	% of Segment Revenue	2025	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Secure Services	$71,953	4.6%	$67,143	5.1%	$4,810	7.2%
Electronic Monitoring and Supervision Services	19,077	8.2%	18,764	7.9%	313	1.7%
Reentry Services	9,104	4.2%	10,241	4.8%	(1,137)	(11.1)%
International Services	2,074	1.1%	1,759	1.2%	315	17.9%
Total	$102,208	4.6%	$97,907	5.1%	$4,301	4.4%

U.S. Secure Services

U.S. Secure Services depreciation and amortization expense increased in Nine Months 2026 compared to Nine Months 2025 primarily due to renovations at certain of our company-owned and leased facilities.

Electronic Monitoring and Supervision Services

Electronic Monitoring and Supervision Services depreciation and amortization expense increased slightly in Nine Months 2026 compared to Nine Months 2025 primarily due to equipment additions.

Reentry Services

Reentry Services depreciation and amortization expense decreased in Nine Months 2026 compared to Nine Months 2025 primarily due to certain assets becoming fully depreciated.

International Services

International Services depreciation and amortization expense increased slightly in Nine Months 2026 compared to Nine Months 2025 primarily due to certain asset additions.

General and Administrative Expenses

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$198,167	9.0%	$176,116	9.2%	$22,051	12.5%

General and administrative expenses comprise substantially all of our other unallocated operating expenses which primarily includes, corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $22.1 million in Nine Months 2026 compared to Nine Months 2025 primarily due to higher employee related benefit costs and support for the revenue growth from our new contract awards.

Contingent Litigation Reserve

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Contingent Litigation Reserve	$—	(—)%	$37,600	2.0%	$(37,600)	(100.0)%

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

Non-Operating Expenses

Interest Income and Interest Expense

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$6,951	0.3%	$7,021	0.4%	$(70)	(1.0)%
Interest Expense	$115,000	5.2%	$122,582	6.4%	$(7,582)	(6.2)%

Interest income decreased slightly in Nine Months 2026 compared to Nine Months 2025 primarily due to lower cash balances on hand internationally and the effect of foreign exchange rates.

Interest expense decreased by $7.6 million in Nine Months 2026 compared to Nine Months 2025 primarily due to lower overall principal balances and lower interest rates. On July 14, 2025, we amended our Credit Agreement which increased our borrowing capacity and lowered the applicable interest rate. We also paid off our Term Loan under the Credit Agreement in July 2025. Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Loss on Extinguishment of Debt

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Extinguishment of Debt	$—	0.0%	$8,446	0.4%	$(8,446)	(100.0)%

During Nine Months 2025, we paid off our Term Loan under our Credit Agreement. In connection with the repayment, we wrote off the related deferred financing costs and paid call premiums.

(Loss) Gain on Asset Divestitures/Impairment

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
(Loss) Gain on Asset Divestitures/Impairment	$(673)	(0.0)%	$232,381	12.1%	$(233,054)	(100.3)%

In Nine Months 2026, we received a sale contract for two buildings in Pennsylvania and a sale contract for a parcel of land located in Illinois that were less than their carrying values which resulted in an impairment charge. We also experienced a loss on assets divested in connection with certain closed day reporting centers. In Nine Months 2025, we experienced a gain on asset divestitures of approximately $232.4 million related to the sale of our company-owned 2,388-bed Lawton Correctional Facility located in Lawton Oklahoma to the State of Oklahoma. Also included in the gain is the sale of our company-owned and previously idled 139-bed Hector Garza Center in San Antonio, Texas.

Other Income

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Other Income	$—	(—)%	$5,514	0.3%	$(5,514)	(100.0)%

In Nine Months 2025, we received an aggregate of $5.5 million under the Employee Retention Tax Credit provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

Income Tax Provision

	2026	Effective Rate	2025	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$51,814	28.1%	$68,771	23.9%	$(16,957)	(24.7)%

The provision for income taxes decreased and the effective tax rate increased in Nine Months 2026 compared to Nine Months 2025. In Nine Months 2026, there was a $3.5 million net discrete tax benefit as compared to a $50.5 million net discrete tax expense in Nine Months 2025. Included in the net discrete tax benefit in Nine Months 2026 was a $1.7 million as compared to a $4.5 million discrete tax benefit in Nine Months 2025 related to stock compensation that vested during the respective periods. Also included in the net discrete tax expense in the Nine Months 2025 was a $56.4 million discrete tax expense related to the sale of our Lawton facility. We estimate our 2026 annual effective tax rate to be in the range of approximately 29% to 31%, exclusive of any discrete items.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates, net of Income Tax Provision	$2,114	0.1%	$3,764	0.2%	$(1,650)	(43.8)%

Equity in earnings of affiliates, presented net of income tax provision, represents the earnings of SACS and GEOAmey in the aggregate. Equity in earnings of affiliates decreased during Nine Months 2026 compared to Nine Months 2025 primarily due to less favorable performance at SACS.

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

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing active capital projects will be approximately $70.4 million of which $44.3 million was spent through September 30, 2026. We estimate that the remaining capital requirements related to these capital projects will be $26.1 million which will be spent through the remainder of 2026.

We plan to fund all of our capital needs, including capital expenditures, from cash on hand, cash from operations, borrowings under our Amended and Restated Credit Agreement (as defined below) and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under our Amended and Restated Credit Agreement. Our management believes that our financial resources and sources of liquidity will allow us to manage our business, financial condition, results of operations and cash flows. We completed our annual budgeting process, and for 2026, we will continue to strategically manage our capital expenditures to maintain both short and long term financial objectives. Additionally, we may from time to time pursue transactions for the potential sale or acquisition of assets and businesses and/or other strategic transactions. Taking into account the impact of the federal government shutdown, that ended on April 30, 2026, our management believes that cash on hand, cash flows from operations and availability under our Amended and Restated Credit Agreement will be adequate to support our capital requirements for 2026 as disclosed under “Capital Requirements” above and the next twelve months and beyond.

Liquidity and Capital Resources

Asset Sales

On October 2, 2026 we entered into a Purchase and Sale Agreement for the sales of our Adelanto West, Adelanto East and Desert View ICE Processing Centers located in Adelanto, California to the United States of America and its assigns, by and through the Department of Homeland Security, for an aggregate gross sales price of $950 million. We will continue to provide support services under our existing contract with ICE for Adelanto East, Adelanto West, and Desert View, which has a full term effective through December 19, 2034, inclusive of the current term ending December 19, 2029 and a five-year option period. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Indebtedness

Refer to Note 10 - Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Debt Transactions

On October 15, 2026 we completed the redemption of all of the $650 million in outstanding aggregate principal amount of our 8.625% Senior Secured Notes due 2029. On October 5, 2026, we entered into the Amended and Restated Credit Agreement to extend the maturity of our $550 million Revolving Credit Facility to July 14, 2031 and to increase our restricted payments capacity. Refer to Note 15 - Subsequent Events of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

We consider opportunities for future business and/or asset acquisitions or dispositions as we deem appropriate when market conditions present opportunities. If we are successful in our pursuit of any new projects, our cash on hand, cash flows from operations and borrowings under the new Amended and Restated Credit Agreement may not provide sufficient liquidity to meet our capital needs and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Unsecured Notes and our Amended and Restated Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse effect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, and including the impact of the federal government shutdown, that ended on April 30, 2026, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we were in compliance with our debt covenants as of September 30, 2026 and we expect to continue to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

Guarantor Financial Information

GEO’s Unsecured Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of our wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

Summarized statement of operations (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net operating revenues	$2,005,819	$1,770,984
Income from operations	261,012	151,177
Net income	107,298	198,375
Net income attributable to The GEO Group, Inc.	107,298	198,375

Summarized balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Current assets	$714,083	$645,982
Noncurrent assets (a)	3,015,721	2,971,002
Current liabilities	356,367	257,936
Noncurrent liabilities (b)	1,978,655	2,021,019

(a) Includes amounts due from non-guarantor subsidiaries of $54.3 million and $52.8 million as of September 30, 2026 and December 31, 2025, respectively.

(b) Includes amounts due to non-guarantor subsidiaries of $40.9 million and $42.1 million as of September 30, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements

Except as discussed in the notes to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Cash Flow

Cash, cash equivalents and restricted cash and cash equivalents as of September 30, 2026 was $274.1 million compared to $231.6 million as of September 30, 2025.

Operating Activities

Net cash provided by operating activities amounted to $445.4 million for the nine months ended September 30, 2026 versus net cash provided by operating activities of $189.9 million for the nine months ended September 30, 2025. Cash provided by operating activities during the nine months ended September 30, 2026 was positively impacted by non-cash expenses such as depreciation and amortization, amortization of debt issuance costs, discount and/or premium and other non-cash interest, dividends received from unconsolidated joint ventures, loss on disposal of property and equipment, net, realized loss on investments and stock-based compensation expense. Equity in earnings of affiliates negatively impacted cash. Accounts receivable, prepaid expenses and other assets decreased in total by $41.9 million, representing a positive impact on cash. The decrease was primarily driven by the timing of billings and collections. Accounts payable, accrued expenses and other liabilities increased by $136.7 million which positively impacted cash. The increase was primarily driven by the timing of payments.

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

Investing Activities

Net cash used in investing activities of $85.9 million during the nine months ended September 30, 2026 was primarily the result of capital expenditures of $74.7 million, purchases of marketable securities of $45.2 million and proceeds from sales of marketable securities of $32.8 million. Net cash provided by investing activities of $143.8 million during the nine months ended September 30, 2025 was primarily the result of proceeds from sale of real estate and other assets of $321.1 million, capital expenditures of $161.3 million, purchases of marketable securities of $18.8 million and proceeds from sales of marketable securities of $2.8 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 was approximately $211.2 million compared to net cash used in financing activities of $232.2 million during the nine months ended September 30, 2025. Net cash used in financing activities during the nine months ended September 30, 2026 was primarily the result of proceeds from the revolver of $137.0 million, payments on the revolver of $259.1 million, payments on long-term debt of $1.0 million, proceeds from the exercise of stock options of $5.0 million, payment for the repurchase of common stock of $86.7 million and taxes paid related to net share settlement of equity awards of $6.5 million. Net cash used in financing activities during the nine months ended September 30, 2025 was primarily the result of payments on the revolver of $30.0 million, proceeds from the revolver of $182.6 million, payments on long-term debt of $321.9 million, proceeds from the exercise of stock options of $4.4 million and taxes paid related to net share settlement of equity awards of $24.4 million.

Non-GAAP Measures

EBITDA is defined as net income adjusted by adding provision for income tax, interest expense, net of interest income and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for net loss attributable to non-controlling interests, stock-based compensation expenses, pre-tax, non-cash contingent liability and litigation costs and settlements,pre-tax, start-up costs, pre-tax, transaction fees, pre-tax, employee restructuring expenses, pre-tax, close-out expenses, pre-tax, (gain) loss on asset divestitures/impairment, pre-tax and other non-cash revenues and expenses, pre-tax, and certain other adjustments as defined from time to time.

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

Our reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$49,203	$173,922	$134,969	$222,538
Add:
Income tax provision *	18,209	56,610	52,558	69,389
Interest expense, net of interest income **	36,092	43,527	108,049	124,007
Depreciation and amortization	34,182	33,039	102,208	97,907
EBITDA	$137,686	$307,098	$397,784	$513,841
Add (Subtract):
Net loss attributable to noncontrolling interests	11	18	82	68
Stock-based compensation expenses, pre-tax	5,002	7,627	17,691	19,621
Non-cash contingent liability and litigation and settlement costs, pre-tax	410	37,661	410	38,192
(Gain) Loss on asset divestitures/impairment, pre-tax	—	(232,381)	673	(232,381)
Transaction fees, pre-tax	123	21	445	76
Employee restructuring expenses, pre-tax	1,250	41	1,842	373
Start-up expenses, pre-tax	1,208	400	1,717	400
Close-out expenses, pre-tax	459	748	478	1,424
Other non-cash revenues and expenses, pre-tax	(811)	(1,140)	(2,374)	(3,159)
Adjusted EBITDA	$145,338	$120,093	$418,748	$338,455
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

We continue to be encouraged by the current landscape of growth opportunities. We are preparing for what we believe is an unprecedented opportunity to help the federal government meet its expanded immigration enforcement priorities. We are taking several important steps to meet this opportunity, including making a previously announced significant investment in capital expenditures to strengthen our capabilities to deliver expanded detention capacity, secure transportation, and electronic monitoring and related services to U.S. Immigration and Customs Enforcement and the federal government. On October 2, 2026, we entered into a Purchase and Sale Agreement and closed on the sales of our 1,280-bed Adelanto West ICE Processing Center (“Adelanto West”), 660-bed Adelanto East ICE Processing Center (“Adelanto East”), and 704-bed Desert View Annex (“Desert View”) located in Adelanto, California to the United States of America and its assigns, by and through the Department of Homeland Security, for an aggregate gross sales price of $950 million. We continue to be in discussions with ICE regarding the potential sale of multiple facilities, subject to mutual agreement on price and our continued management of those facilities under long-term support services contracts. At this time, there is no definitive agreement in place with ICE and no precise timeline for the closing of any such transactions. Also, we can give no assurance that these transactions will take place at all.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented approximately 72% and 70% of our operating expenses during the nine months ended September 30, 2026 and 2025, respectively. Additional operating expenses include food, utilities and medical costs. During the nine months ended September 30, 2026 and 2025, operating expenses totaled approximately 73% and 75%, respectively, of our consolidated revenues. We expect our operating expenses as a percentage of revenues in 2026 will be impacted by the opening of any new or existing idle facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. We also expect that our operating expenses will be impacted by the effect of inflation on costs related to personnel, utilities, insurance, and medical and food, among other operational costs. During 2026, we will incur carrying costs for facilities that are currently vacant.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During the each of the nine months ended September 30, 2026 and 2025, general and administrative expenses totaled approximately 9% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenues in 2026 to remain consistent or decrease as a result of cost savings initiatives.

Idle Facilities

We are currently marketing (or awaiting activation) 5,205 vacant beds at five U.S. Secure Services and at two of our Reentry Services idle facilities to potential customers. One of our U.S. Secure Services idle facilities, the 700-bed Cheyenne Mountain Recovery Center, is currently under a contract that has not yet been activated. The annual net carrying cost of our idle facilities in 2026 is estimated to be $21.9 million, including depreciation expense of $12.8 million. As of September 30, 2026, these seven facilities had a combined net book value of $150.1 million. We currently do not have any firm commitment or agreement in place to activate the idle facilities (except for the Cheyenne Mountain Recovery Center). Historically, some facilities have been idle for multiple years before they received a new contract award. These idle facilities are included in the U.S. Secure Services and Reentry Services segments. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if the remaining idle facilities were to be activated using our U.S. Secure Services and Reentry Services average per diem rates in 2026 (calculated as the U.S. Secure Services and Reentry Services revenue divided by the number of U.S. Secure Services and Reentry Services mandays) and based on the average occupancy rate in our facilities through September 30, 2026, we would expect to receive incremental annualized revenue of approximately $211 million and an annualized increase in earnings per share of approximately $0.25 to $0.30 per share based on our average operating margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Amended and Restated Credit Agreement. Payments under the Amended and Restated Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of approximately $236.5 million and approximately $56.5 million in outstanding letters of credit, as of September 30, 2026, for every one percent increase in the average interest rate applicable to the Amended and Restated Credit Agreement, our total annual interest expense would have increased by approximately $2.9 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the Australian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of September 30, 2026, every 10 percent change in historical currency rates would have approximately a $10.0 million effect on our financial position and approximately a $1.9 million impact on our results of operations during the nine months ended September 30, 2026.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material changes to our internal control over financial reporting during the quarter ended September 30, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Litigation, Claims and Assessments

Immigration Detainee Litigation

Civil immigration detainees at the Aurora ICE Processing Center filed a class action lawsuit on October 22, 2014, against the Company in the U.S. District Court for the District of Colorado. The complaint alleges that the Company was in violation of the Colorado Minimum Wage Act ("CMWA") and the Federal Trafficking Victims Protection Act (“TVPA”). The complaint also claims that the Company was unjustly enriched based on the level of payment the detainees received for work performed in a Voluntary Work Program ("VWP") the Company is required to implement at the facility under the terms of its contract with the federal government. On July 6, 2015, the court found that detainees were not employees under the CMWA and dismissed this claim. On February 27, 2017, the court granted the plaintiffs' motion for class certification on the TVPA and unjust enrichment claims. The plaintiffs' class seeks actual damages, compensatory damages, exemplary damages, punitive damages, restitution, attorneys’ fees and costs, and such other relief as the court may deem proper. On October 18, 2022, the court issued an order granting plaintiffs’ motion for summary judgment on the Company’s affirmative defenses, denying the Company’s motion for summary judgment, motion to dismiss, and motion for decertification of the class, narrowing the class period for plaintiffs’ TVPA claims, and otherwise ruling against the Company’s motions for relief. All trial dates were stayed by court order pending appeal of certain of GEO's defenses to the Tenth Circuit Court of Appeals. Oral argument before the Tenth Circuit was held on September 18, 2023. On October 22, 2024, the Tenth Circuit issued an Order finding appellate review of GEO’s claim of immunity was premature and, therefore, the Tenth Circuit was currently without jurisdiction to consider the merits of GEO’s claimed immunity. On January 13, 2025, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Tenth Circuit's decision. On June 2, 2025, the United States Supreme Court granted GEO’s Petition for Writ of Certiorari. Oral argument before the Supreme Court was held on November 10, 2025. On February 25, 2026, the Supreme Court issued a decision affirming the decision of the Tenth Circuit and finding that there is no immediate right to appellate review of a ruling on GEO’s Yearsley defense. The Supreme Court further stated that the holding still allows immediate appellate review of a ruling on a Yearsley defense via a separate appellate certification process. On April 6, 2026, GEO filed a motion seeking certification of the appeal of its Yearsley defense, a motion to stay any further proceedings pending resolution of GEO’s Petition for Writ of Certiorari to the Supreme Court in Nwauzor v. GEO (discussed below), and a separate motion for summary judgment under qualified immunity. Briefing on those motions was completed on May 25, 2026. This case was set for trial on November 2, 2026. On November 2, 2026, the parties filed a notice with the court indicating the parties would be preparing and submitting to the court by December 11, 2026, a proposed settlement for the court’s consideration and preliminary approval, and requesting a hearing so that the Court may consider approval of the proposed settlement. If approved, any settlement is subject to class member objections. On November 2, 2026, the court entered an order vacating the trial.

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

A final mandate has not been issued by the Ninth Circuit, and the appeal remains pending until resolution of GEO's Petition for Writ of Certiorari to the Supreme Court. On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. On May 18, 2026, the Supreme Court requested the views of the United States Solicitor General. On September 15, 2026, the United States Solicitor General filed a brief urging the Court to accept GEO’s petition and overturn the decision of the Ninth Circuit. Although the Company strongly disputes this claim and continues to vigorously defend itself, the Company accrued a reserve of approximately $37.6 million, which is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets, in accordance with Accounting Standards Codification No. 450 - Contingencies during the third quarter of 2025.

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

Current and former detainees of the Mesa Verde ICE Processing Center and the Golden State Annex ICE Processing Center filed a class action lawsuit on July 13, 2022, against the Company in the U.S. District Court for the Eastern District of California, Fresno Division. The complaint alleges that federal detainees who volunteer to participate in the VWP at GEO’s Mesa Verde and Golden State Annex ICE facilities are employees of GEO and entitled to the state’s minimum wage. Plaintiffs also make claims for unfair competition, unjust enrichment, human trafficking, forced labor, California's Private Attorneys General Act, and retaliation. GEO filed both a motion to stay the action pending the Ninth Circuit's decision in Nwauzor and a motion to dismiss the action in its entirety. On July 10, 2023, the court entered a stay until the Ninth Circuit rules on Nwauzor. On February 10, 2025, the Court denied plaintiffs’ request to lift the stay. On September 2, 2025, the Ninth Circuit granted GEO's Unopposed Motion to Stay the Nwauzor Mandate Pending Disposition of a Petition for Certiorari. The Ninth Circuit ordered that "the mandate is stayed for a period not to exceed 90 days pending the filing of the petition for writ of certiorari in the Supreme Court. Should Appellants file for a writ of certiorari, the stay shall continue until final disposition by the Supreme Court." On January 9, 2026, GEO filed its Petition for Writ of Certiorari to the Supreme Court. Briefing on GEO’s Petition was completed on April 24, 2026. On May 18, 2026, the Supreme Court requested the views of the United States Solicitor General. On September 15, 2026, the United States Solicitor General filed a brief urging the Court to accept GEO’s petition and overturn the decision of the Ninth Circuit. GEO’s Petition in the Nwauzor lawsuits remains pending, and this case remains stayed pending resolution of that Petition.

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

Challenges to State Legislation that Conflict with Federal Contracts

On July 13, 2023, the Company filed a lawsuit in the U.S. District Court for the Western District of Washington against the State of Washington for declaratory and injunctive relief challenging the State of Washington’s newly enacted law – House Bill 1470. House Bill 1470 purports to empower state agencies with new rule making, inspection, investigation, and testing powers over the Northwest ICE Processing Center. House Bill 1470 also creates a statutory regime of civil penalties applicable to private detention facilities for violations of House Bill 1470 detention standards, and purports to create a private right of action for detainees aggrieved by violations of the statute. On March 8, 2024, the U.S. District Court for the Western District of Washington entered an order preliminarily enjoining the enforcement of House Bill 1470 against GEO as the operator of the Northwest ICE Processing Center. On April 29, 2024, the State of Washington filed a Notice of Appeal of the order preliminarily enjoining the enforcement of House Bill 1470. On February 14, 2025, the U.S. Court of Appeals for the Ninth Circuit heard arguments on the State of Washington’s appeal. On May 23, 2025, GEO filed a motion to dismiss the appeal as moot based on a newly enacted statute that amended portions of HB 1470. On August 18, 2025, the Ninth Circuit denied GEO’s motion to dismiss the appeal, vacated the District Court’s grant of a preliminary injunction, and remanded the case to the District Court for further proceedings. On September 16, 2025, GEO filed a Petition for Rehearing En Banc. On February 11, 2026, the Ninth Circuit denied GEO’s Petition for Rehearing En Banc, with eight justices of the Ninth Circuit joining a harshly worded dissent from that decision. On February 16, 2026, GEO filed a Rule 41 motion with the Ninth Circuit seeking a stay of the mandate pending GEO’s Petition for Writ of Certiorari to the Supreme Court of the United States. On May 4, 2026, the District Court denied GEO’s request to stay the proceedings pending the Supreme Court petition, and the parties briefed motions for preliminary injunction. On July 9, 2026, the district court granted the State of Washington’s motions for an injunction allowing the state access to certain portions of the Center. However, the district court stayed the injunction for 14 days pending GEO’s appeal of the orders. GEO filed timely notices of appeal from those orders on July 13, 2026, and on July 10, 2026, GEO filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Ninth Circuit's decision in this case. On September 15, 2026, the United States Solicitor General filed a brief in the Nwauzor matter urging the Court to accept that petition and linking the petition in the Washington case to the issues in Nwauzor. In early October 2026 the Supreme Court “relisted” GEO’s petition in this case to be considered by the Court at the same November 2026 conference as the Nwauzor petition.

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

On June 8, 2026, the Company filed a lawsuit in the U.S. District Court for the District of Colorado against the State of Colorado for declaratory and injunctive relief challenging the State of Colorado’s newly enacted law – House Bill 1276 which purports to empower Colorado state agencies with new inspection and investigation powers over GEO’s Colorado facilities providing contracted services to ICE. On August 20, 2026, the District Court granted GEO’s motion for a preliminary injunction against the enforcement of House Bill 1276. GEO is currently seeking a final permanent injunction against the enforcement of House Bill 1276.

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

Other Assessment

A New Mexico non-income tax audit completed in 2016 included tax periods for which the state tax authority had previously processed a substantial tax refund. At the completion of the audit fieldwork, the Company received a notice of audit findings disallowing deductions that were previously claimed by the Company that were approved by the state tax authority and served as the basis for the approved refund claim. In early January 2017, the Company received a formal Notice of Assessment of Taxes and Demand for Payment from the taxing authority disallowing the deductions. The Company appealed the administrative ruling. In February 2024, the Company received notice that the New Mexico Court of Appeals had ruled against its appeal. The Company appealed this ruling to the New Mexico Supreme Court by timely filing a Petition for Writ of Certiorari on April 19, 2024. On July 8, 2024, the New Mexico Supreme Court denied the Company's Petition for Writ of Certiorari. The Company had established an estimated liability (inclusive of both the audit period and the post-audit period) based on its estimate of the most probable loss based on the facts and circumstances known and the advice of outside counsel in connection with this matter. In July 2024, the Company made a payment of approximately $18.9 million towards the estimated liability related to the assessment for the audited period. Following the submission of an application in September 2024, the Company was accepted to participate in the State's managed audit program and entered into a Managed Audit Agreement (the "Agreement") with the New Mexico Taxation and Revenue Department for the post-audit period. The Agreement provides for a waiver of penalties and interest and as such, the Company recorded a favorable adjustment for penalties and interest related to the post-audit period of approximately $6.3 million in the third quarter of 2024. The managed audit was finalized and on May 12, 2026, the Company received a notice of assessment for $14.9 million, which was due and paid by the end of October 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2026 to July 31, 2026	—	$—	—	$322.8
August 1, 2026 to August 31, 2026	—	$—	—	$322.8
September 1, 2026 to September 30, 2026	8,950	$30.22	—	$1,072.8
Total	8,950		—

(1) The Company withheld 8,950 shares through net share settlements to satisfy minimum statutory tax withholding requirements upon vesting of shares of restricted stock held by employees. These purchases were not made as part of a publicly announced plan or program.

(2) On August 4, 2025, the Company's Board authorized and approved a share repurchase program (the "Share Repurchase Program") covering the repurchase of up to $300 million of shares of the Company's common stock through an expiration date of June 30, 2028. On November 4, 2025, the Board authorized and approved an increase to the size of the Share Repurchase Program to $500 million and an extension of the expiration date to December 31, 2029. On September 17, 2026, the Board authorized and approved an increase to the size of the Share Repurchase Program from $500 million to $1.25 billion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(A)
Exhibits

31.1	SECTION 302 CEO Certification. *

31.2	SECTION 302 CFO Certification. *

32.1	SECTION 906 CEO Certification. **

32.2	SECTION 906 CFO Certification. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2026, has been formatted in Inline XBRL (included with the Exhibit 101 attachments).

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

THE GEO GROUP, INC.

Date:	November 6, 2026	/s/ Shayn P. March
Shayn P. March
Chief Financial Officer
(duly authorized officer and principal financial officer)